Form 10-Q
period 2003-06-28
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2003-08-18
CIK 1189712

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50325

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 02-0623497
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5929 College Avenue, Oakland, California 94618
(Address of principal executive offices) (Zip Code)

(510) 652-8187
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X]     No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at August 14, 2003

Class A Callable Puttable Common Stock, $.01 par value	25,649,554
Class B Common Stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
INDEX OF EXHIBITS
Exhibit 3.1
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	June 28, 2003	Dec. 31, 2002

($ in thousands, except per share amounts)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,907	$2,435
Trade accounts receivable, net of allowance for doubtful accounts of $5,372 in 2003 and $3,104 in 2002	198,227	51,643
Other accounts receivable	19,680	4,754
Inventories	176,390	52,711
Income taxes refundable	6,979
Taxes receivable due from affiliates	23,793	16,943
Prepaid expenses and other	51,091	2,811
Deferred income taxes	37,694	7,890

Total current assets	519,761	139,187
Employee loans		3,279
Property, plant and equipment, net	405,826	211,248
Goodwill	2,017,832	381,215
Other intangibles, net	392,191	525
Other assets	29,973	18,682

Total assets	$3,365,583	$754,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$200,604	$46,581
Accrued payroll and employee benefits	76,154	15,603
Current portion of long-term debt	2,143	73,142

Total current liabilities	278,901	135,326
Long-term debt, less current portion	274,286
Long-term stock option liability	372,095
Long-term benefit obligations	3,376	2,813
Deferred income taxes	191,280	7,332

Total liabilities	1,119,938	145,471

Commitments and contingencies

Class A callable puttable common stock, $.01 par value – 31,830,332 shares authorized; 25,539,418 issued and outstanding in 2003, and none in 2002	255
Class A capital in excess of par	1,481,985
Notes receivable from stockholders	(1,932)

	1,480,308

Stockholders’ Equity:
Class B common stock, $.01 par value – 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2003, and none in 2002	646
Class B capital in excess of par	968,113
Investment from member		750,252
Accumulated deficit	(203,422)	(141,587)

Total stockholders’ equity	765,337	608,665

Total liabilities and stockholders’ equity	$3,365,583	$754,136

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Half Year Ended

	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002

($ in thousands, except per share amounts)
Net sales to external customers	$175,815	$196,491	$289,789	$315,256
Net sales to affiliates	981	1,487	1,804	2,150

Net sales	176,796	197,978	291,593	317,406

Costs and expenses:
Cost of goods sold	144,596	149,141	237,307	250,632
Selling, general and administrative	35,246	33,440	62,670	59,891
Interest, net of amounts capitalized	428	629	758	993
Royalty expense to affiliates	7,193	8,222	12,132	12,925
Other (income) expense, net	(77)	896	(77)	998
Severance and retention expense	38,324		40,824
In-process research and development	11,495		11,495
Impairment of distribution assets held for sale	8,715		8,715
Dreyer’s Nestlé Transaction expenses	139		139

	246,059	192,328	373,963	325,439

(Loss) income before income tax (benefit) provision	(69,263)	5,650	(82,370)	(8,033)
Income tax (benefit) provision	(23,348)	2,265	(27,182)	(2,674)

Net (loss) income	(45,915)	3,385	(55,188)	(5,359)

Accretion of class A callable puttable common stock	1,241		1,241

Net (loss) income available to common stockholders	$(47,156)	$3,385	$(56,429)	$(5,359)

Net (loss) income per common share:
Basic	$(.72)	$.05	$(.87)	$(.08)

Diluted	$(.72)	$.05	$(.87)	$(.08)

Dividends declared per common share:
Class A callable puttable	$.06		$.06

Class B	$.06		$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Class B
	Common Stock					Investment	Accumulated
				Capital in	Accumulated	From	Net Loss to
	Shares	Amount		Excess of Par	Deficit	Member	Member	Total

(In thousands)
Balances at December 31, 2001						$735,383	$(54,700)	$680,683
Capital contributions						2,166		2,166
Tax sharing adjustment							(10,539)	(10,539)
Net loss to member							(5,359)	(5,359)

Balances at June 30, 2002						$737,549	$(70,598)	$666,951

Balances at December 31, 2002		$		$	$	$750,252	$(141,587)	$608,665
Capital contributions						17,317		17,317
Reclass capital contributions to the class B capital in excess of par of DGICH				17,317		(17,317)
Reclass NICC investment from members to the capital in excess of par of DGICH				750,252		(750,252)
Reclass NICC accumulated net loss to DGICH					(141,587)		141,587
Net loss					(55,188)			(55,188)
Common stock dividends declared					(5,406)			(5,406)
Accretion of class A callable puttable common stock					(1,241)			(1,241)
Conversion of DGIC common stock to DGICH class B common stock	9,563		96	200,544				200,640
Issuance of class B common stock in connection with the Dreyer’s Nestlé Transaction	55,001		550					550

Balances at June 28, 2003	64,564		$646	$968,113	$(203,422)	$	$	$765,337

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Half Year Ended

	June 28, 2003	June 30, 2002

($ in thousands)
Cash flows from operating activities:
Net (loss)	$(55,188)		$(5,359)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	13,843		12,079
In-process research and development	11,495
Impairment of distribution assets held for sale	8,715
Accrued divestiture expenses	2,893
Loss on disposal of fixed assets			785
Severance and retention expense	35,981
Provision for retail freezer retirements	7,650
Accretion of long term stock option liability	47
Write-off of employee loans	3,279
Tax-sharing adjustment			(10,539)
Deferred income taxes	(20,478)		8,153
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	(34,141)		(35,481)
Other accounts receivable	1,167
Inventories	(15,486)		(39,851)
Taxes receivable due from affiliates	(6,850)
Prepaid expenses and other	1,758		3,443
Accounts payable and accrued liabilities	12,475		26,274
Accrued payroll and employee benefits	(2,980)		1,238
Long-term benefit obligations	563

	(35,257)		(39,258)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,741)		(8,335)
Retirement of property, plant and equipment	751
Purchases of business, net of cash acquired			(2,642)
Cash acquired in acquisition of DGIC	597
Decrease in other assets	3,249

	856		(10,977)

Cash flows from financing activities:
Proceeds from long-term line of credit, net	11,000
Proceeds from Nestlé S.A. credit facility, net	100,000
(Repayments of) proceeds from Nestlé USA, Inc. demand notes, net	(73,142)		47,041
Issuance of class A callable puttable common stock under employee stock plans	15
Capital contributions			2,166

	37,873		49,207

Increase (decrease) in cash and cash equivalents	3,472		(1,028)
Cash and cash equivalents, beginning of period	2,435		9,515

Cash and cash equivalents, end of period	$5,907		$8,487

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$838		$993

Income taxes (net of refunds)	$147	$

Supplemental disclosure of noncash transactions (See Note 4)

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of the Business and Basis of Presentation

Description of Business

     Dreyer’s Grand Ice Cream Holdings, Inc. and its subsidiaries (DGICH) are engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

Predecessor Entities

     DGICH is the successor entity to the Nestlé Ice Cream Company, LLC (NICC) business. DGICH was formed as a result of the combination of NICC and Dreyer’s Grand Ice Cream, Inc. (DGIC) (the Dreyer’s Nestlé Transaction) on June 26, 2003. The accompanying DGICH consolidated financials statements and related notes that are as of a date, or for a period ended, before June 26, 2003, represent the accounts of NICC or its predecessor entities.

     NICC (formerly known as Ice Cream Partners USA, LLC) began operations on October 8, 1999 (inception date) as a joint venture between The Pillsbury Company (Pillsbury) and Nestlé USA – Prepared Foods Division, Inc. (Nestlé Prepared Foods). Nestlé Prepared Foods is a wholly owned subsidiary of Nestlé Holdings, Inc. (Nestlé), the United States holding company for the principal food and beverage operations of Nestlé S.A., the ultimate parent company incorporated in Switzerland. Through October 31, 2001, Pillsbury was a wholly-owned subsidiary of Diageo PLC; thereafter, Pillsbury was a wholly-owned subsidiary of General Mills, Inc. The term of the joint venture was established as 40 years. Pillsbury contributed assets and liabilities of its United States Häagen-Dazs® frozen dessert business and Nestlé Prepared Foods contributed assets and liabilities of its United States frozen dessert business. The contribution of net assets was made at predecessor book value.

     For the period from the inception date through December 25, 2001, Pillsbury and Nestlé Prepared Foods were the only members of NICC and shared equally in the profits and losses of NICC. The members shared decision-making authority equally. Additional capital contributions were made by Pillsbury in 2000 in accordance with the terms of the limited liability agreement of NICC. Capital contributions were made quarterly by Nestlé Prepared Foods based on the amount of royalties paid by NICC to Swiss affiliates of Nestlé Prepared Foods that owned trademarks and technology sublicensed to NICC. Royalties were paid to affiliates of the members for use of trademarks and technology. No other capital contributions were required from the members during 2001 or 2000.

     Effective December 26, 2001, Nestlé Prepared Foods acquired from Pillsbury the 50 percent interest in NICC that Nestlé Prepared Foods did not already own. At that time, Nestlé Prepared Foods’ wholly-owned subsidiary, NICC Holdings, Inc. (NICC Holdings) became NICC’s sole member.

Dreyer’s Nestlé Transaction

     The Dreyer’s Nestlé Transaction closed on June 26, 2003 (the Merger Closing Date) and was accounted for as a reverse acquisition under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (SFAS 141). For this purpose, NICC was deemed to be the acquirer and DGIC was deemed to be the acquiree. The accompanying consolidated financial statements include the results of operations of NICC for the quarter and half year ended June 28, 2003 (fiscal quarter end), plus those of DGIC for the two-day period from the Merger Closing Date to June 28, 2003.

Change in Fiscal Year

     Effective upon the closing of the Dreyer’s Nestlé Transaction, DGICH changed its fiscal periods from NICC’s calendar year ending on December 31st to a 52-week or 53-week year ending on the last Saturday in December. As a result, the accompanying Consolidated Statements of Operations and Cash Flows present the results for the following periods:

	Quarter	Half Year

2003	3/31/03 to 6/28/03	1/1/03 to 6/28/03
2002	4/1/02 to 6/30/02	1/1/02 to 6/30/02

     This change in fiscal periods did not have a material impact on the consolidated financial statements. The operating results for interim periods are not necessarily indicative of the results to be expected for an entire year.

Financial Statement Form and Content

     The consolidated financial statements for the quarter and half year periods ended June 28, 2003 and June 30, 2002 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by DGICH pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.

     The accompanying financial statements should be read in conjunction with NICC’s audited financial statements for the year ended December 31, 2002 included in DGICH’s Current Report on Form 8-K/A filed on July 21, 2003. The selection of footnote disclosures appearing in this Quarterly Report on Form 10-Q are those deemed necessary in order to update and make current the financial disclosures presented in the NICC audited financial statements for the year ended December 31, 2002.

NOTE 2 – Significant Accounting Policies

Fiscal Year

     Prior to the closing of the Dreyer’s Nestlé Transaction, NICC’s fiscal year was a calendar year. Effective upon the completion of the Dreyer’s Nestlé Transaction, DGICH adopted the fiscal year of DGIC, which is a 52-week or 53-week year ending on the last Saturday in December. Accordingly, the 2003 fiscal year for DGICH will end on December 27, 2003.

Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions include, among others, assessing the adequacy of liabilities for trade promotion expenses; retail freezer cabinet retirements; recoverability of goodwill; adequacy of liabilities for employee bonuses and profit-sharing plan contributions; adequacy of liabilities for self-insured health, workers compensation and vehicle plans; the recoverability and estimated useful lives of property, plant and equipment; and the recoverability of trade accounts receivable, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Financial Statement Presentation

     Certain reclassifications have been made to prior year financial statements to conform to the current period presentation.

Trade Promotions

     In order to market and promote the sales of products, DGICH may temporarily lower its price on selected products in order to encourage retailers to, in turn, lower their price to consumers. Trade promotion costs include these temporary discounts offered to retailers (referred to as variable or off-invoice promotion) as well as the cost of promotional advertising and in-store displays paid to retailers (referred to as fixed promotion). Typically the timing of DGICH’s trade promotion discount will correspond with a retailer’s promotional program, usually spanning two to four weeks. Trade promotion spending is seasonal, with the highest levels of activity occurring during the spring and summer months. On selected new product introductions, DGICH may pay retailers a single payment stocking allowance that is usually based on the amount of retail shelf space to be occupied by the new product.

     Accruals for trade promotions are recorded in the period in which the trade promotion occurs based on a combination of the actual and estimated amounts incurred. Accruals for variable promotions (off-invoice discounts) are primarily based on the actual number of units sold, and, to a lesser extent, estimates based on each customer’s historic and planned rate of volume sales of the promoted product. Accruals for fixed promotions (advertising and in-store displays) are primarily based on actual trade promotion contracts with retailers and, to a lesser extent, estimates based on each customer’s historic and planned rate of fixed trade promotion spending.

     While accruals for trade promotion are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion (off-invoice discounts) typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) and, to a lesser extent, when the customer takes a deduction from a subsequent remittance. Settlement of fixed promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer. Variable and fixed trade promotion spending is recorded as a reduction in sales in the period in which the trade promotion occurs. Stocking allowances are recorded as a reduction in sales in the period in which the related products are placed on the retailer’s shelves.

Retail Freezer Cabinets

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the freezer cabinets, if any, will be applied against this allowance. During the quarter ended June 28, 2003, DGICH recorded a provision for freezer cabinet retirements of $7,650,000. This amount is included in Cost of goods sold in the Consolidated Statement of Operations.

NOTE 3 – Recent Events

     DGICH entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with DGIC, December Merger Sub, Inc., Nestlé and NICC Holdings to combine DGIC with NICC. The primary reason for the Dreyer's Nestlé Transaction was to provide Nestlé S.A. with an opportunity to expand its presence in the United States frozen dessert business. On June 26, 2003, upon the closing of the Dreyer’s Nestlé Transaction, the businesses of DGIC and NICC were combined and each became a subsidiary of DGICH. The closing of the Dreyer’s Nestlé Transaction was reported in DGICH’s Current Report on Form 8-K filed with the SEC on June 27, 2003 (as amended on July 21, 2003). As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of class A callable puttable common stock of DGICH in exchange for their shares of DGIC common stock constituting approximately 33 percent of the diluted shares of DGICH. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to DGICH) received shares of class B common stock of DGICH constituting approximately 67 percent of the diluted shares of DGICH. DGICH’s class A callable puttable common stock is listed on the Nasdaq National Market and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The class B common stock is not listed for trading on any exchange.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of DGICH), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands) entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruit™ Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in the states of

Oregon, Washington, California (except Eureka), Florida and in the metropolitan areas of Baltimore/Washington, D.C., Philadelphia, Delaware Valley Area (PA), Central/Southern New Jersey, Salt Lake City, Minneapolis and Atlanta (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and DGICH received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

     The APA provided for the entering into as of the Divestiture Closing Date certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé® brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date.

     The Transition IB Product Distribution Agreement and the Transition NICC Product Distribution Agreement each provide targeted transition schedules for each of the Territories (Transition Periods). During the Transition Periods, Eskimo Pie will transition from delivering the NICC Brands to delivering the Divested Brands and other brands owned by or licensed to Integrated Brands or CoolBrands (IB Brands), and DGIC will transition from delivering the IB Brands to delivering DGIC brands and NICC Brands.

     Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum value of such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

     Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. It is uncertain as to the exact markets within the Territories, product mix and volume of products that Eskimo Pie will choose to deliver. DGICH is unable to estimate the financial implications of this right.

     Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). On July 23, 2003, Ben & Jerry’s gave notice to DGIC that per the terms of the Order, the B&J Agreement would be deemed terminated effective December 31, 2003. The Order also provides for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the termination agreement between Mars and DGIC, Mars may terminate DGIC’s manufacturing and distribution for Mars prior to December 31, 2003, or alternatively continue DGIC’s distribution of Mars products until June 30, 2004. The gross profit impact of both of these terminations on the combined businesses of DGIC and NICC is estimated to be less than five percent of the estimated 2003 full year gross profit.

NOTE 4- Accounting for the Dreyer’s Nestlé Transaction

     The Dreyer’s Nestlé Transaction has been accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC was deemed the acquirer and DGIC was deemed to be the acquiree. The estimated purchase price and related preliminary allocation were recorded in two components reflecting the two primary transactions pursuant to which Nestlé and NICC Holdings acquired all of the DGIC shares (i.e., the initial investment beginning in 1994 to acquire 27.2 percent of the DGIC shares and the June 26, 2003 transaction to acquire the remaining 72.8 percent).

     The first component of the purchase accounting is based on Nestlé’s original ownership of 9,563,016 shares, or 27.2 percent (the Nestlé Original Equity Investment), of the total 35,101,634 DGIC shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was recorded at the historical cost of Nestlé’s Original Equity Investment as determined under U.S. GAAP. This purchase price was allocated on a preliminary basis to the DGIC assets and liabilities based on the original DGIC historical cost multiplied by the Nestlé Original Equity Investment ownership percentage of 27.2 percent.

     The second component of the purchase accounting is based on Nestlé’s purchase of the remaining 25,538,618 shares, or 72.8 percent (the Non-Nestlé Ownership), of the total 35,101,634 DGIC shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was recorded at fair value on the announcement date of the Merger Agreement (June 17, 2002), and also included the fair value of the vested and unvested stock options of DGIC and the Nestlé transaction expenses, less a deferred compensation liability relating to the unvested stock options. This purchase price was allocated to the assets and liabilities based on a preliminary valuation study completed as of June 26, 2003 by an independent third party.

     The components of the estimated purchase price and preliminary allocation are as follows:

			Nestlé’s Original	Non-Nestlé
			Equity	Ownership
			Investment	at Fair Value	Total
	Notes		27.2 percent	72.8 percent	100.0 percent

Components of the Estimated Purchase Price:	(In thousands)

Nestlé Original Equity Investment in DGIC	(i	)	$199,258	$	$199,258
Class A callable puttable common stock	(ii	)		1,480,933	1,480,933
Long-term stock option liability	(iii	)		372,097	372,097
Deferred compensation (unvested stock options)	(iv	)		(51,468)	(51,468)
Nestlé transaction expenses	(v	)		32,000	32,000

			$199,258	$1,833,562	$2,032,820

Components of the Preliminary Allocation:

Current assets, excluding inventories			$42,759	$114,191	$156,950
Inventories			29,445	78,749	108,194

Total current assets			72,204	192,940	265,144
Property, plant and equipment			57,200	164,071	221,271
Other assets			1,210	3,234	4,444
DGIC historical intangible assets			389	258	647
Other intangible assets	(vi	)		391,544	391,544
In-process research and development	(vii	)		11,495	11,495
Goodwill			159,189	1,477,428	1,636,617

Total assets acquired			290,192	2,240,970	2,531,162

Current liabilities	(viii	)	(40,394)	(115,583)	(155,977)
Long-term debt, less current portion			(44,485)	(118,801)	(163,286)
Deferred income taxes	(ix	)	(6,055)	(173,024)	(179,079)

Total liabilities assumed			(90,934)	(407,408)	(498,342)

			$199,258	$1,833,562	$2,032,820

(i)	Nestlé’s Original Equity Investment in DGIC – Represents the historical cost of Nestlé’s initial equity investment in DGIC common stock (9,563,016 shares, or 27.2 percent) as determined using the equity method under U.S. GAAP.

(ii)	Class A callable puttable common stock – Represents the Non-Nestlé Ownership shares (25,538,618 shares, or 72.8 percent) multiplied by the average of the closing market prices of DGIC’s common stock on the Nasdaq National Market over the five business days beginning with the two business days prior to the announcement date of the Merger Agreement and ending with the two business days following the announcement date of the Merger Agreement ($57.99 per share, the Announcement Date Average Closing Price). As described more fully in Note 17, the class A callable puttable common stock will be accreted to the put value of $83.00 per share.

(iii)	Long term stock option liability – Represents the fair value of the DGIC vested and unvested stock options as calculated under the Black-Scholes option-pricing model. As described more fully in Note 15, the vested and unvested stock options will be accreted to the put value of the class A callable puttable common stock of $83.00 per share.

(iv)	Deferred compensation (unvested stock options) – Represents the deferred compensation associated with the unvested stock options. The intrinsic value of the unvested stock options was allocated to unearned compensation to the extent future service is required in order to vest the unvested stock options. As described more fully in Note 15, this unearned compensation will be charged to stock compensation expense as these options vest.

(v)	Nestlé transaction expenses – Represents the Dreyer’s Nestlé Transaction expenses incurred and paid by an affiliate of Nestlé. As described more fully in Note 18, these expenses were recorded as a capital contribution and classified as class B capital in excess of par.

(vi)	Other intangibles – Represents the identifiable intangible assets relating to the Non-Nestlé Ownership purchase price allocation. See Note 11 for more detail, including estimated useful lives, of identifiable definite-lived and indefinite-lived intangible assets.

(vii)	In-process research and development – Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the acquired in-process research and development costs will be expensed. The in-process research and development costs relate to a new product that DGIC is developing to provide consumers with an enhanced ice cream eating experience. The initial development work on a subset of the project had been completed as of the Merger Closing Date. An appraisal was performed by an independent third party to determine the fair value of these costs; a discounted probable future cash flow analysis was performed, anticipating material changes from the historical cash flows, such as higher margins, due to the superiority of the new product compared with the old product. A 13 percent discount rate was applied, as well as an exponentially declining (20 percent per year) probability factor of continued business, to each year of the projection period and to the residual value. Cash flows associated with the project are expected to commence in 2004.

(viii)	Current liabilities – Included in the Non-Nestlé Ownership current liabilities are certain liabilities that were incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction. These liabilities are itemized below and have been included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these divestiture expenses, approximately $2,893,000, were charged to expense.

•	$5,000,000 – Cancellation fee paid to Godiva Chocolatier, Inc. for the assignment of the license of the Godiva brand to Integrated Brands.

•	$2,500,000 – Transaction expenses incurred and to be incurred by CoolBrands that are reimbursable by DGICH.

•	$3,100,000 – Marketing expenses related to the Divested Brands that are payable by DGICH.

(ix)	Deferred income taxes – Represents the deferred tax liability recorded to reflect the increase in book value for inventory, fixed assets and intangible assets as a result of purchase accounting. This deferred tax liability was established using a 39 percent effective rate, the rate DGICH believes will be in effect at the time the deferred tax temporary differences reverse.

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction (Note 3) had occurred at the beginning of the periods presented. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may materially differ from these estimates and assumptions.

	Quarter Ended		Half Year Ended

	June 28,	June 30,	June 28,	June 30,
	2003	2002	2003	2002

	(In thousands)
Pro forma net sales	$484,489	$525,024	$909,440	$906,007

Pro forma net (loss) income (1)	$(67,240)	$10,568	$(56,398)	$(3,775)

Pro forma net loss available to common stockholders(2)	$(125,089)	$(46,040)	$(171,732)	$(117,868)

Pro forma net loss per common share(3)	$(1.39)	$(0.51)	$(1.91)	$(1.32)

(1)	Pro forma net (loss) income includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which do not have a significant impact on the results of operations of DGICH. These expenses include, among others, acquired in-process research and development, the accrual for severance and retention expense, and the impairment of distribution assets held for sale.

(2)	Accretion of the class A callable puttable common stock reduces the pro forma net (loss) income to arrive at the pro forma net loss available to common stockholders (Note 17).

(3)	Pro forma net loss per common share was calculated by dividing pro forma net loss available to common stockholders by the pro forma weighted-average shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

NOTE 5 – Trade Accounts Receivable and Significant Customers

     Trade accounts receivable, net at June 28, 2003 and December 31, 2002 consisted of the following:

	June 28, 2003	Dec. 31, 2002

	(In thousands)
Trade accounts receivable	$203,599	$54,747
Allowance for doubtful accounts	(5,372)	(3,104)

	$198,227	$51,643

     Trade accounts receivable balances at June 28, 2003 and December 31, 2002 for significant customers were as follows:

	June 28, 2003	Dec. 31, 2002

	(In thousands)
Kroger Co.	$17,313	$3,049
Albertson’s, Inc.	12,771	1,842
Safeway, Inc.	17,162	2,513

	$47,246	$7,404

     For the half year ended June 28, 2003 and June 30, 2002, DGIC accounted for nine percent and 10 percent of net sales, respectively, of DGICH’s net sales. With the closing of the Dreyer’s Nestlé Transaction on June 26, 2003, sales between NICC and DGIC are now considered an intercompany transaction that is eliminated in consolidation. As a result, DGIC will no longer be considered a customer for financial reporting purposes.

NOTE 6 – Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 28, 2003 and December 31, 2002 consisted of the following:

	June 28, 2003	Dec. 31, 2002

	(In thousands)
Raw materials	$19,341	$9,399
Finished goods	157,049	43,312

	$176,390	$52,711

     Inventories on consignment with retailers and distributors included in the above balances at June 28, 2003 and December 31, 2002 totaled $10,861,000 and $425,000, respectively.

     Upon the closing of the Dreyer’s Nestlé Transaction, the DGIC inventory was adjusted to fair value to the extent of the 72.7 percent Non-Nestlé Ownership. This increase in fair value equaled $116,000, and will be expensed as the inventory is sold. The inventory of the Divested Brands, however, was recorded at the selling price of the Divested Brands, which approximated $8,182,000. The inventory of the Divested Brands was considered held for sale at June 28, 2003.

NOTE 7 – Butter Investments

     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, DGICH will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order reduce its exposure to the volatility of this market. Since DGICH’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other income, net. DGICH typically holds its butter investments for up to six months.

     Investments in butter, included in Prepaid expenses and other, totaled $4,117,000 at June 28, 2003. There were no investments in butter at December 31, 2002. During the quarter and half year ended June 28, 2003, losses from butter investments were not material. During the quarter and half year ended June 30, 2002, DGICH recorded losses from butter investments of $896,000 and $998,000, respectively.

NOTE 8 – Employee Loans

     In connection with the Dreyer’s Nestlé Transaction, DGICH will forgive all outstanding amounts due under loan agreements with NICC employees if an NICC employee is terminated as a result of the Dreyer’s Nestlé Transaction or by December 31, 2003, whichever occurs first. As a result, DGICH has written off $3,279,000 of employee loans during the half year ended June 28, 2003, of which $2,343,000 were accrued in the second quarter.

     In connection with the termination of three members of NICC’s senior management group in January 2003, employee loans totaling $393,000 were written off in the first quarter of 2003. Write-offs of employee loans are included in severance and retention expense in the Consolidated Statement of Operations (Note 12).

NOTE 9 – Property, Plant and Equipment, Net

     Property, plant and equipment, net, at June 28, 2003 and December 31, 2002 consisted of the following:

	June 28, 2003	Dec. 31, 2002

	(In thousands)
Machinery and equipment	$187,249	$84,954
Buildings and improvements	126,860	62,822
Retail freezer cabinets with customers and distributors	41,857	42,050
Computer equipment and software	40,994	21,779
Office furniture and fixtures	5,318	2,887

	402,278	214,492
Accumulated depreciation and amortization	(36,551)	(25,026)
Provision for retail freezer retirements	(7,650)

	358,077	189,466
Land	22,620	7,418
Construction in progress	25,129	14,364

	$405,826	$211,248

     Depreciation expense for property, plant and equipment was $6,885,000 and $13,318,000 for the quarter and half year ended June 28, 2003, respectively. Depreciation expense for property, plant and equipment was $6,238,000 and $12,021,000 for the quarter and half year ended June 30, 2002, respectively.

Provision for retail freezer retirements

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the freezer cabinets, if any, will be applied against this allowance. During the quarter ended June 28, 2003, DGICH recorded a provision for retail freezer cabinet retirements of $7,650,000. This amount is included in Cost of goods sold in the Consolidated Statement of Operations.

     NICC leases its freezer cabinets to retailers under short-term contracts. These short-term contracts are generally month-to month arrangements. The net carrying amount of retail freezer cabinets with customers and distributors was $22,494,000 (gross value of $41,857,000 less accumulated depreciation of $11,713,000 and an allowance of $7,650,000) and $34,258,000 (gross value of $42,050,000 less accumulated depreciation of $7,792,000) at June 28, 2003 and December 31, 2002, respectively.

Impairment of distribution assets held for sale

     The Purchased Assets of NICC are considered held for sale at June 28, 2003. Of the $10,000,000 purchase price, $1,818,000 was allocated to the Purchased Assets. The net book value of the Purchased Assets of $10,533,000 at June 28, 2003 was adjusted to the fair value of $1,818,000, resulting in an impairment of distribution assets held for sale of $8,715,000.

NOTE 10 – Goodwill

     The change in the carrying amount of goodwill for the half year ended June 28, 2003 is as follows:

(In thousands)
Balance as of December 31, 2002	$381,215
Goodwill acquired during year (Note 4)	1,636,617

Balance as of June 28, 2003	$2,017,832

NOTE 11 – Other Intangibles

     The gross carrying amount and related accumulated amortization of other intangibles at June 28, 2003 consisted of the following:

	June 28, 2003

		Gross
		Carrying	Accumulated
(In thousands)	Lives	Amount	Amortization	Net

DGIC historical definite-lived other intangibles
Distribution rights	0.5 year	$292	$	$292
Foreign trademark	0.8 year	66		66
Covenants not to compete	4.3 years	289		289

		647		647

Acquired definite-lived other intangibles
Joint venture agreement	0.5 year	218		218
Whole Fruit Bar brand	1 year	1,819		1,819
Distribution agreement	8.2 years	3,783		3,783
Call option agreement	8.3 years	1,674		1,674
Flavor formulations	10 years	4,365		4,365
Customer relationships — foodservice	14 years	800		800
Customer relationships — non-grocery	27 years	6,901		6,901
Customer relationships — grocery	29 years	44,653		44,653
Independent distributors	29 years	2,547		2,547
Favorable leasehold arrangements	84.6 years	728		728

		67,488		67,488

Acquired indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453
Edy’s brand name	Indefinite	176,507		176,507
Base formulations/brand processes	Indefinite	13,096		13,096

		324,056		324,056

Subtotal — acquired other intangibles		391,544		391,544

Total other intangibles		$392,191	$	$392,191

     The gross carrying amount and related accumulated amortization of other intangible assets (covenant not to compete) at December 31, 2002 was $700,000 and $175,000, respectively.

Amortization expense of other intangibles for the quarter and half year ended June 28, 2003 was $467,000 and $525,000, respectively. Amortization expense on the newly-recorded intangibles listed above was not material. Future estimated amortization expense for the remaining half of 2003 and for the four fiscal periods ending on the last Saturday of December 2004 through 2007 are as follows:

(In thousands)
Year ending:
2003	$3,038
2004	4,061
2005	3,136
2006	3,136
2007	3,117
Thereafter	51,647

$68,135

NOTE 12 – Employee Benefit Plans

NICC Severance and Retention Plans
    DGICH recorded severance and retention expense of $40,824,000 in the half year ended June 28, 2003. This expense consists of $35,981,000 of expense for severance and retention benefits accrued at June 28, 2003; $2,343,000 relating to the forgiveness of employee loans (Note 8); and $2,500,000 of expense for severance and retention benefits and the forgiveness of employee loans in the first quarter of 2003 for the former management group of NICC.

     Prior to the close of the Dreyer’s Nestlé Transaction, NICC adopted an employee severance plan and two employee retention plans for employees of NICC. The purpose of these plans is to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. During the second quarter of 2003, DGICH accrued approximately $35,981,000 of severance and retention benefits. The severance plan expenses of $27,659,000 relate to approximately 950 positions, primarily at the distribution centers that were sold to Eskimo Pie. DGICH also expects to eliminate up to an additional 150 positions in Field Sales, Marketing, Finance, Distribution Development, Sales Administration, Human Resources and the Executive Leadership Team by the end of the fiscal year. The retention plan expenses of $8,322,000 relate to the first installment of one of the retention plans which was payable to all NICC employees as of the Merger Closing Date. This amount was paid in July 2003. The estimated maximum liability for the remaining unvested severance and retention plans is approximately $76,000,000. The majority of this amount is expected to be paid by the end of 2003 and the remainder during the first half of 2004.

DGIC Pension and 401(k) Plans

     DGIC maintains a defined contribution retirement plan (pension plan) for employees not covered by collective bargaining agreements. The pension plan provides retirement and other benefits based upon the assets of the plan held by the trustee. DGIC contributed five percent of the eligible participants’ annual compensation to the plan during 2002, 2001 and 2000. DGIC also maintains a salary deferral plan (401(k) plan) under which it may make a matching contribution of a percentage of each participant’s annual deferred salary amount.

DGICH Long-Term Incentive Plan

     As soon as practicable after the closing of the Dreyer’s Nestlé Transaction, DGICH will implement a long-term incentive plan providing long-term incentive compensation opportunities comparable to those provided by DGIC to its employees under its former stock option plans.

NOTE 13 – Long-term Debt

Long-term debt at June 28, 2003 and December 31, 2002 consisted of the following:

	June 28, 2003	Dec. 31, 2002

	(In thousands)
Revolving line of credit with banks, due 2005 with interest payable at seven different interest rate options	$150,000	$
Nestlé S.A. credit facility due 2005 at LIBOR plus 1.2 percent	100,000
Note purchase agreements with principal due through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent	26,429
Nestlé USA Inc. demand notes with interest payable at LIBOR plus .29 percent			73,142

	276,429		73,142
Less: Current portion	2,143		73,142

	$274,286	$

     The aggregate annual maturities of long-term debt as of June 28, 2003 for the next five twelve-month periods are as follows.

(In thousands)
Year

1	$2,143
2	2,143
3	258,809
4	6,667
5	6,667

$276,429

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. On June 26, 2003, a third amendment to this credit agreement became effective under which DGICH was added as a party to the credit agreement and became, along with NICC and Edy’s Grand Ice Cream (a wholly-owned subsidiary of DGIC) (Edy’s), a guarantor of the line of credit. Offshore borrowings under the line of credit bear interest at one-month LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line of credit bear interest at Prime plus a margin ranging from zero percent to 1.375 percent. At June 28, 2003, DGICH had $150,000,000 outstanding on this line of credit. The available portion of the $240,000,000 line of credit was $90,000,000 at June 28, 2003. Net proceeds from the line of credit were $11,000,000 in 2003. The average interest rate on the revolving line of credit was 3.58 percent at June 28, 2003. DGICH expects to refinance the line of credit when it matures in 2005. This revolving line of credit prohibits the declaration and payment of cash dividends on DGICH’s common stock (class A callable puttable and class B) in any fiscal year in excess of the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of DGICH’s consolidated net income for the preceding fiscal year.

Nestlé S.A. Credit Facility

     On June 27, 2003, DGICH entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. Under the terms of the facility agreement, the twelve month term can be extended at the option of DGICH up to December 31, 2005. DGICH expects to renew or refinance the current facility when it expires.

     On June 27, 2003, DGICH drew $100,000,000 from this bridge loan and used the proceeds to repay NICC’s $97,986,000 Nestlé USA, Inc. demand notes discussed below. The interest rate on outstanding borrowings of this bridge loan equals the three-month USD LIBOR at the funding date of each drawdown, increased by a margin of 120 basis points (1.20 percent). At June 28, 2003, DGICH had $100,000,000 outstanding on this bridge loan facility.

Note Purchase Agreements

     On June 6, 1996, DGICH’s subsidiary, DGIC, borrowed $50,000,000 on certain note purchase agreements with various noteholders. On June 26, 2003, a third amendment to these note purchase agreements became effective under which DGICH was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants. At June 28, 2003, DGICH had $26,529,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2004.

Nestlé USA Inc. Demand Notes

     On November 17, 2000, NICC executed a demand note in favor of Nestlé USA, Inc. that provided for cash borrowings up to $50,000,000. On September 4, 2001, NICC executed a second demand note with Nestlé USA, Inc. that provided for cash borrowings up to $60,000,000 for a total line of credit with Nestlé USA, Inc. of $110,000,000. Subsequent to the execution of the demand notes, Nestlé USA, Inc. extended credit to NICC under the demand notes in an amount that exceeded the combined and overall agreed-upon amounts under the demand notes. The excess borrowing by NICC did not constitute an event of default and the excess borrowing was subject to the same terms and provisions as amounts borrowed within the limits stated in the demand footnotes. On June 27, 2003, these demand notes were repaid. The interest rate on these demand notes was the average daily one-month USD LIBOR applied to the average monthly balance, increased by a margin of 29 basis points (0.29 percent).

Fair Value of Financial Instruments

     At June 28, 2003, the fair value of DGICH’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to DGICH for a term equal to the same remaining maturities.

     Under its long-term debt obligations, DGICH is subject to various financial covenant requirements, including the dividend restrictions discussed above. DGICH was in compliance with its financial covenants at June 28, 2003.

NOTE 14 – Leasing Arrangements

     DGICH conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases expire within a period of nine years (including renewal options) except one that has approximately 85 years remaining (including renewal options). Certain of these leases include non-bargain purchase options.

     Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at June 28, 2003 for the next five and later years are as follows:

(In thousands)
Year
1	$19,221
2	10,641
3	7,318
4	4,618
5	3,257
Later years	4,487

$49,542

     Rental expense under all operating leases, both cancelable and noncancelable, was $2,251,000 and $4,486,000 during the quarter and half year ended June 28, 2003, respectively, and $2,890,000 and $5,780,000 for the quarter and half year ended June 30, 2002, respectively.

     Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum value of such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property, are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

NOTE 15 – Accounting for Stock Options

Long-term stock option liability

     In connection with the Dreyer’s Nestlé Transaction, each option to purchase one share of DGIC common stock was exchanged for an option to purchase one share of the class A callable puttable common stock on the Merger Closing Date. Except as provided below, each unvested option to purchase DGIC’s common stock under DGIC’s existing stock option plan became fully vested on June 14, 2002, the date that DGIC’s board of directors approved the Merger Agreement. In connection with the execution of the Merger Agreement, certain employees entered into three-year employment agreements in exchange for their waiver of the accelerated vesting of their unvested stock options. The employment agreements became effective on the Merger Closing Date.

     In accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (FIN 44), these stock options were recorded at fair value on the Merger Closing Date and were included in the purchase price of DGIC. The fair values of the vested and unvested options were determined using the Black-Scholes option pricing model as of the Merger Closing Date, using the following assumptions:

Risk-free interest rate	1.66%
Dividend yield	.30%
Expected volatility(1)	23.8%
Expected life (years)	2.89
Weighted-average expected term (years)	2.82

(1)	As a result of the unique features of these securities, such as the existence of the put and call feature and the short-term nature of the security, expected volatility was estimated to be significantly less than the historical volatility of DGIC’s common stock, which has ranged between thirty and forty-five percent.

          The long-term stock option liability at June 28, 2003 consisted of the following:

	Fair Value at	Fair Value of	Accretion of	Balance at
	June 26, 2003	Stock Option Exercises	Stock Options	June 28, 2003

		(In thousands)
Vested stock options	$318,769	$(49)	$43	$318,763
Unvested stock options	53,328		4	53,332

	$372,097	$(49)	$47	$372,095

     The fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model is $60.69. The weighted-average exercise price per vested option share is $18.62. As the vested stock options are exercised, the fair value of the exercised options decrease the Long-term stock option liability and increase the class A callable puttable common stock. The fair value of options exercised was $49,000 for the quarter and half-year ended June 28, 2003.

     The fair value of the existing unvested options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested options share. The weighted-average fair value per unvested options share as determined using the Black-Scholes option pricing model is $54.03. The weighted-average exercise price per unvested option share is $25.67. As unvested stock options vest, their value is reclassified to the vested stock option long-term liability.

     The vested and unvested options will accrete to fair value using the effective interest rate method until December 1, 2005 (Initial Put Date), when the put value of the class A callable puttable common stock will be $83 per share. The weighted-average share price of the vested and unvested options at the Initial Put Date will be $64.38 and $55.96, respectively (representing the $83.00 put price, less the weighted average option grant price). The amount of the increase in fair value was $47,000 for the quarter and the half year ended June 28, 2003.

Deferred compensation on unvested stock options

     Pursuant to FIN 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation will be expensed throughout the term of the three-year employment agreements, as service is performed and the unvested options vest. The amount of stock compensation expense was immaterial for the quarter and the half year ended June 28, 2003. The short term portion of unearned compensation of $26,679,000 is included in Prepaid expenses and other in the Consolidated Balance Sheet. The long term portion of unearned compensation of $24,789,000 is included in Other assets in the Consolidated Balance Sheet.

NOTE 16 – Commitments and Contingencies

     The FTC retains the authority to enforce the terms and conditions of the Order as well as to impose financial penalties on DGICH for non-compliance with the Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Order. The imposition of an interim monitor or trustee could subject DGICH to additional reporting requirements, costs and administrative expense.

     At June 28, 2003, DGICH had a standby letter of credit of $4,675,000 with Citibank, N.A. Nestlé USA, Inc. is a co-obligor under this standby letter of credit.

NOTE 17 – Class A Callable Puttable Common Stock

     The class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of class A callable puttable common stock has the option to require DGICH to redeem (put) all or part of their shares at $83 per share during two periods:

•	December 1, 2005 to January 13, 2006; and
•	April 3, 2006 to May 12, 2006.

     The class A callable puttable common stock may be redeemed (called) by DGICH at the request of Nestlé S.A., in whole but not in part, at a price of $88 per share during the call period beginning on January 1, 2007 and ending on June 30, 2007.

     The class A callable puttable common stock will be accreted from the closing of the Dreyer’s Nestlé Transaction at the Announcement Date Average Closing Price to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method. Accretion of the class A callable puttable common stock for the quarter and half year ended June 28, 2003 totaled $1,241,000.

     If the put right is exercised by the class A callable puttable common stockholders, DGICH’s obligation to redeem the class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon DGICH’s receipt of funds from Nestlé or Nestlé S.A.. Pursuant to the terms of the Governance Agreement entered into on the Merger Closing Date among DGICH, Nestlé and Nestlé S.A., upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of class A callable puttable common stock directly from DGICH’s stockholders.

     The revolving line of credit agreement allows DGICH to declare and pay cash dividends on its common stock (class A callable puttable and class B) in any fiscal year in an amount not to exceed the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of DGICH’s consolidated net income for the preceding fiscal year.

NOTE 18 – Class B Common Stock

     All DGIC common stock shares owned by Nestlé prior to the Merger Closing Date, 9,563,016 shares, were converted into class B common stock. In addition, 55,001,299 shares of class B common stock were issued to NICC Holdings as a result of the Dreyer’s Nestlé Transaction. As a result, 64,564,315 shares are issued and outstanding as of June 28, 2003.

     As of June 26, 2003, an affiliate of Nestlé incurred expenses relating to the Dreyer’s Nestlé Transaction. DGICH recorded these expenses as a capital contribution and classified them as class B capital in excess of par.

NOTE 19 – Net (Loss) Income Per Common Share

     The denominator for basic net (loss) income per share includes the number of weighted-average common shares outstanding. The denominator for diluted net (loss) income per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities. The following table reconciles the numerators and denominators of the basic and diluted net (loss) income per common share calculations:

	Quarter Ended		Half Year Ended

(In thousands, except per share amounts)	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002

Net (loss) income	$(45,915)	$3,385	$(55,188)	$(5,359)
Add: accretion of class A callable puttable common stock	1,241		1,241

Net (loss) income available to common stockholders	$(47,156)	$3,385	$(56,429)	$(5,359)

Weighted-average shares-basic and diluted	65,132	64,564	64,850	64,564

Net (loss) income per common share:
Basic	$(.72)	$.05	$(.87)	$(.08)

Diluted	$(.72)	$.05	$(.87)	$(.08)

     The weighted-average shares presented above for the quarter and half year ended June 28, 2003 include the class B common shares for the entire period and the class A callable puttable common shares beginning on the Merger Closing Date. The weighted-average shares presented above for the quarter and half year ended June 30, 2002 include the class B common shares of 64,564,315. Diluted net loss per common share is equal to basic net loss per common share because the effect of common stock equivalents is antidilutive.

Anti-dilutive securities

     Potentially dilutive securities, which include stock options, are excluded from the calculations of diluted net (loss) income per common share when their inclusion would have an anti-dilutive effect. During the quarter and half year ended June 28, 2003, 3,489,000 of weighted potentially dilutive securities were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted shares, and diluted loss per common share. There were no potentially dilutive securities during the quarter and half year ended June 30, 2002.

NOTE 20 – Related Parties

     In connection with the Dreyer’s Nestlé Transaction, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Unaudited).

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dreyer’s Grand Ice Cream Holdings, Inc. (DGICH) and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference (if any) in this Quarterly Report on Form 10-Q. DGICH undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

     We have based the forward-looking statements relating to DGICH’s operations on management’s current expectations, estimates and projections about DGICH and the industry in which it operates. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, DGICH’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), including, but not limited to the following:

•	the level of consumer spending for frozen dessert products;

•	DGICH’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties related to DGICH’s recent merger transaction, including the integration of its operating companies, divestiture of assets and compliance with the Federal Trade Commission’s order;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in DGICH’s products;

•	DGICH’s ability to develop, market and sell new frozen dessert products;

•	the success of DGICH’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of DGICH’s products;

•	responsiveness of both the trade and consumers to DGICH’s new products and marketing and promotion programs;

•	the cost associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the war in Iraq and the continuing threat of terrorist attacks, which could affect commodity and service costs to DGICH.

Recent Events

     DGICH entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with Dreyer’s Grand Ice Cream, Inc. (DGIC), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine DGIC with Nestlé Ice Cream Company, LLC (NICC). On June 26, 2003 (the Merger Closing Date), upon the closing of the transactions under the Merger Agreement (the Dreyer’s Nestlé Transaction) the businesses of DGIC and NICC were combined and each became a subsidiary of DGICH. The closing of the Dreyer’s Nestlé Transaction was reported in DGICH’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (SEC) on June 27, 2003 (as amended on July 21, 2003). As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of class A callable puttable common stock of DGICH in exchange for their shares of DGIC common stock constituting approximately 33 percent of the diluted shares of DGICH. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to DGICH) received shares of class B common stock of DGICH constituting approximately 67 percent of the diluted shares of DGICH. DGICH’s class A callable puttable common stock is listed on the Nasdaq National Market and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The class B common stock is not listed for trading on any exchange.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of DGICH), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands) entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruit™ Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in the states of Oregon, Washington, California (except Eureka), Florida and in the metropolitan areas of Baltimore/Washington, D.C., Philadelphia, Delaware Valley Area (PA), Central/Southern New Jersey, Salt Lake City, Minneapolis and Atlanta (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and DGICH received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

     The APA provided for the entering into, as of the Divestiture Closing Date, certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs® and Nestlé® brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date.

     The Transition IB Products Distribution Agreement and the Transition NICC Product Distribution Agreement each provide targeted transition schedules for each of the Territories (Transition Periods). During the Transition Periods, Eskimo Pie will transition from delivering the NICC Brands to delivering the Divested Brands and other brands owned by or licensed to Integrated Brands or CoolBrands (IB Brands), and DGIC will transition from delivering the IB Brands to delivering DGIC brands and NICC Brands.

     Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum value of such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property, are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

     Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. It is uncertain as to the exact markets within the Territories, product mix and volume of products that Eskimo Pie will choose to deliver. DGICH is unable to estimate the financial implications of this right.

     Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). On July 23, 2003, Ben & Jerry’s gave notice to DGIC that per the terms of the Order, the B&J Agreement would be deemed terminated effective December 31, 2003. The Order also provides for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the termination agreement between Mars and DGIC, Mars may terminate DGIC’s manufacturing and distribution for Mars prior to December 31, 2003, or alternatively continue DGIC’s distribution of Mars products until June 30, 2004. The gross profit impact of both of these terminations on the combined businesses of DGIC and NICC is estimated to be less than five percent of the estimated 2003 full year gross profit.

Business Strategy

     DGICH manufactures and distributes ice cream and other frozen dessert products. The “Dreyer’s Grand Ice Cream” line of products are available in the 13 western states, Texas and certain markets in the Far East and South America. The “Edy’s Grand Ice Cream” line of products are sold under the Edy’s® brand name throughout the remaining regions of the United States and certain markets in the Caribbean and Europe. DGICH manufactures and/or distributes products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits, Nestlé S.A. and Nestec Ltd., including Häagen-Dazs ice cream, Drumstick® ice cream sundae cones, Nestlé® Crunch and Butterfinger® ice cream bars and Carnation® ice cream sandwiches. DGICH also manufactures under license and/or distributes brand ice cream and frozen dessert products for other companies.

     DGICH’s marketing strategy is based on management’s belief that a significant number of people prefer a quality product and quality image in ice cream and frozen snacks just as they do in other product categories. A quality image is communicated in many ways — taste, packaging, flavor selection, price and often through advertising and promotion. It is DGICH’s goal to use these means to develop brands with clearly defined and loyal consumer followings in each major market where it does business.

     DGICH’s products are offered for sale in a large variety of retail outlets, including grocery stores, convenience stores, club stores, restaurants, movie theaters, hotels, and other retailers. In addition, DGICH provides Häagen-Dazs ice cream to General Mills, Inc. for export and to Häagen-Dazs retail shops, and to affiliates of Nestlé for export.

     DGICH also believes that selling and distribution play an important role in increasing consumer demand for DGICH’s owned and licensed brands. DGICH has built, and will continue to invest in, a national infrastructure of sales and distribution capabilities. Unlike many other ice cream manufacturers, DGICH operates its own direct-store-distribution system in most regions across the United States to distribute frozen dessert products directly to retail ice cream cabinets. DGICH also distributes products through independent direct-store distributors, retailers’ own warehouses and foodservice distributors. DGICH believes that each of these methods of distribution is appropriate for various products and channels, but that its own direct-store system is central to its strategy for generating sales growth. DGICH also invests in freezer cabinets in retail outlets to increase consumer demand for DGICH’s products. These cabinets are either serviced by DGICH’s own distribution routes, or are leased to independent distributors who place DGICH’s product in them.

     DGICH seeks to increase its sales and profitability through a business strategy which is primarily focused on five long-term initiatives. These initiatives are: (1) growth in sales of DGICH’s premium ice cream brands; (2) growth in sales of Häagen-Dazs and other superpremium brands; (3) growth in sales of frozen snack products, under both Nestlé and DGIC brand names; (4) accelerated development of DGICH’s business in a wider number of retail channels, especially mass-merchandisers, convenience stores and foodservice outlets; and (5) a focus on improved productivity through reduced per-unit costs in manufacturing, selling and distribution and support activities. DGICH expects that the Dreyer’s Nestlé Transaction will yield substantial cost synergies to support this fifth initiative.

     DGICH believes that the benefits of this business strategy will be realized in future years, although no assurance can be given that the expectations relative to future sales and earnings benefits will be realized. Specific factors that might cause a shortfall in the business strategy include, but are not limited to, DGICH’s ability to achieve efficiencies in its cost structure; the cost of dairy and other raw materials used in DGICH’s products; competitor’s marketing and promotion responses; market conditions affecting the prices of DGICH’s products; DGICH’s ability to increase sales of its own products, and responsiveness of both the trade and consumers to DGICH’s new products and marketing and promotion programs.

     DGICH anticipates that it will incur substantial expenses and capital costs in order to carry out the business strategy, particularly in the process of integrating the businesses of DGIC and NICC and realizing synergies from the combination.

Risks and Uncertainties

     The business combination of DGIC and NICC involves the integration of two businesses that previously operated independently. It is possible that DGICH will not be able to integrate the operations of DGIC and NICC without encountering difficulties. DGICH is in the process of evaluating and implementing consistent internal controls across the combined companies, which process has not been completed. Any difficulty in successfully integrating the operations of the two businesses, including the implementation of consistent internal controls, could have a material adverse effect on the business, financial condition, results of operations or liquidity of DGICH, and could lead to a failure to realize the anticipated synergies of the combination. DGICH’s management will be required to dedicate substantial time and effort to the integration of DGIC and NICC. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the FTC required that DGIC and NICC divest certain assets. In accordance with the Order, DGIC sold its Dreamery and Whole Fruit Sorbet brands and assigned its license to the Godiva ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and will divert the attention and resources of management. Failure by DGICH to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on DGICH’s business, financial condition, results of operations or liquidity.

     The FTC retains the authority to enforce the terms and conditions of the Order as well as to impose financial penalties on DGICH for non-compliance with the Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Order. The imposition of an interim monitor or trustee could subject DGICH to additional reporting requirements, costs and administrative expense.

     In order to market and promote sales of its products, DGICH engages in various promotional programs with retailers and consumers. Accruals for such promotional programs are recorded in the period in which they occur based on actual and estimated liabilities incurred. Due to the high volume of promotional activity and the difficulty of coordinating trade promotional pricing with retailers and consumers, differences between DGICH’s accrued liability and subsequent settlement frequently occur. Usually, these differences are individually insignificant. However, no assurance can be given that these differences will not be significant and will not have a material adverse effect on DGICH’s financial results.

     To facilitate sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. In order to calculate an allowance for freezer cabinets that have been retired by these retailers and independent distributors but not yet reported to DGICH, DGICH used a statistical sampling methodology. No assurance can be made that the number of freezer cabinets retired will not exceed DGICH’s allowance for such retirement, which could have a material adverse effect on DGICH’s financial results.

     As a result of the Dreyer’s Nestlé Transaction, DGICH has recorded a substantial investment in goodwill. In the event of volatility or a decline in DGICH’s business, goodwill could be impaired, resulting in a noncash charge. Such a noncash charge could have a material adverse effect on DGICH’s financial results.

     The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. DGICH has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. DGICH continues to monitor risks in this area and is evaluating the impact of these proposed regulations on an ongoing basis.

     The primary factor causing volatility in DGICH’s dairy costs is the price of cream. Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. Over the last 10 years, the price of butter in the United States has averaged $1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets for butter are still in the early stages of development, and do not have sufficient liquidity to enable DGICH to fully reduce its exposure to the volatility of the market. However, DGICH has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect DGICH’s performance, including, but not limited to, its profitability, cash flow and competitive position.

     Like all businesses, from time to time DGICH can be involved in litigation. No assurance can be made that, in the future, DGICH will not be involved in litigation that is material to its business. Any litigation, with or without merit, could be time consuming to defend, result in high litigation costs, impose damage awards or require substantial settlement payments and divert management’s attention and resources, which could materially adversely affect DGICH’s business and financial results.

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. DGICH believes that the following critical accounting policies, which DGICH senior management has discussed with the audit committee of the board of directors, represent the most significant judgments and estimates used in the preparation of the consolidated financial statements:

Trade Promotions

     In order to market and promote the sales of its products, DGICH may temporarily lower its price on selected products in order to encourage retailers to, in turn, lower their price to consumers. Trade promotion costs include these temporary discounts offered to retailers (referred to as variable or off-invoice promotion) as well as the cost of promotional advertising and in-store displays paid to retailers (referred to as fixed promotion). Typically, the timing of the DGICH’s trade promotion discount will correspond with a retailer’s promotional program, usually spanning two to four weeks. Trade promotion spending is seasonal, with the highest levels of activity occurring during the spring and summer months. On selected new product introductions, DGICH may pay retailers a single payment stocking allowance that is usually based on the amount of retail shelf spaced to be occupied by the new product.

     Accruals for trade promotions are recorded in the period in which the trade promotion occurs based on a combination of the actual and estimated of amounts incurred. Accruals for variable promotions (off-invoice discounts) are primarily based on the actual number of units sold and, to a lesser extent, estimates based on each customer’s historic and planned rate of volume sales of the promoted product. Accruals for fixed promotions (advertising and in-store displays) are primarily based on actual trade promotion contracts with retailers and, to a lesser extent, estimates based on each customer’s historic and planned rate of fixed trade promotion spending.

     While accruals for trade promotions are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion (off-invoice discounts) typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) and, to a lesser extent, when the customer takes a deduction from a subsequent remittance. Settlement of fixed promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer. Variable and fixed trade promotion spending is recorded as a reduction in sales in the period in which the trade promotion occurs. Stocking allowances are recorded as a reduction in sales in the period in which the related products are placed on the retailer’s shelves.

     Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with its customers, differences between DGICH’s accrual and the subsequent settlement amount occur frequently. Usually these differences are individually insignificant. To address the financial impact of these differences, DGICH’s estimating methodology takes these smaller differences into account. However, in rare situations these differences can be large within a single fiscal quarter. These large differences occur so infrequently that DGICH cannot reliably include them in its estimating methodology. Under the circumstances, DGICH believes its methodology has been reasonably reliable in recording its trade promotion expenses and period-end accruals. DGICH therefore believes that there is a low to moderate likelihood that the use of different assumptions or estimates would result in a material change to its trade promotion expense or its accrual for future trade promotion settlements.

     The accrual for future trade promotion settlements as of June 28, 2003 was $30,860,000. A variation of five percent in this quarter end accrual would change the trade promotion expense by approximately $1,543,000.

Retail Freezer Cabinets

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the freezer cabinets, if any, will be applied against this allowance. During the quarter ended June 28, 2003, DGICH recorded a provision for freezer cabinet retirements of $7,650,000. This amount is included in Cost of goods sold in the Consolidated Statement of Operations.

     Since DGICH’s statistical-based sampling methodology has been recently implemented, there is no historical data to assess its reliability. However, in implementing this methodology, DGICH selected statistical inputs (i.e. confidence level, precision interval, expected error rate) to yield what DGICH believes is a reliable basis for estimating its freezer cabinet retirements. DGICH therefore believes that there is a low to moderate likelihood that the use of different assumptions or estimates would result in a material change to the provision or allowance for freezer cabinet retirements.

     The net carrying value of freezer cabinets with retail customers and independent distributors was $22,494,000 (gross cost of $41,857,000, less accumulated depreciation of $11,713,000 and an allowance for retirements of $7,650,000); and $34,258,000 (gross cost of $42,050,000, less accumulated depreciation of $7,792,000) at June 28, 2003 and December 31, 2002, respectively.

Goodwill
     As a result of the recent combination of DGIC and NICC pursuant to the Dreyer’s Nestlé Transaction, DGICH currently maintains different goodwill impairment methodologies for each of its two primary operating companies, DGIC and NICC. Over the next 18 months, the operations of these two companies will be integrated. As this integration proceeds, the NICC goodwill impairment methodology will be phased-out and replaced by the methodology employed by DGIC. After the operations have been integrated, DGICH will only employ the DGIC methodology described below.

     Both DGIC and NICC test goodwill for impairment on an annual basis (the fiscal month of August for DGIC, fiscal June for NICC) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of a reporting unit is less than its carrying value, then an impairment loss would be recognized equal to the excess of the carrying value of the reporting unit goodwill over the fair value of that goodwill.

     DGIC performs its impairment test on each of its current five reporting units. These reporting units correspond to DGIC’s current five geographic segments that it uses to manage its operations. DGIC will allocate the goodwill resulting from the recent acquisition of DGIC to each of DGIC’s reporting units based on the relative fair value of each reporting unit to the total fair value of DGICH. All of DGIC’s acquisitions that occurred before the Dreyer’s Nestlé Transaction (usually small regional distributors) were located entirely within a single reporting unit. Consequently, DGIC has been able to specifically assign this goodwill to its reporting units for purposes of impairment testing. DGIC estimates the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). DGIC employs an earnings multiple that it believes is the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. As a result, actual results may differ and these differences could be material.

     As a result of the recent combination of DGIC and NICC pursuant to the Dreyer’s Nestlé Transaction and the purchase accounting that followed, the carrying value of all of DGIC’s reporting units closely approximates its fair market value. As a result, a moderate decline in the estimated fair market value of any its reporting units could result in a goodwill impairment charge and that impairment charge could be material.

     NICC operates as a single segment with one reporting unit. Consequently, NICC performs a single test to assess for impairment of its goodwill. NICC uses an income valuation approach to measure its fair market value. Under this valuation methodology, fair market value is based on the present value of the estimated future cash flows that NICC is expected to generate over its remaining estimated life. In applying this approach, NICC is required to make estimates of future operating trends, judgments about discount rates and make other assumptions. These estimates, judgments and assumptions carry a degree of uncertainty. As a result, actual results may differ and these differences could be material.

     At September 29, 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and recorded an impairment charge of $69,956,000 to reduce the carrying value of its goodwill to equal its estimated fair market value. As a result of this impairment, the carrying value of NICC now closely approximates its fair market value. Therefore a moderate decline in the fair market value of NICC could result in another impairment of NICC’s goodwill, and that impairment charge could be material.

     Goodwill at June 28, 2003 and December 31, 2002, totaled $2,017,832,000 and $381,215,000, respectively.

Employee Bonuses and Profit-Sharing Plan Contributions

     DGICH’s liabilities for employee bonuses and profit-sharing plan contributions are based primarily on estimated full-year profitability as compared to DGICH’s annual profit plan. These accruals are allocated to interim fiscal quarters on a pro rata basis (e.g. 50 percent of the estimated full-year liability as of end of the second quarter).

     Historically, this methodology has been a fairly reliable means of estimating and allocating employee bonus and profit-sharing plan expenses to interim fiscal quarters. DGICH therefore believes that there is a low likelihood that the use of different estimates and assumptions would result in a material change to these expenses. However, due to variability of DGICH’s business and the resulting difficulties in accurately forecasting full-year profitability, interim fiscal quarterly adjustments are frequently required and occasionally some of these adjustments could be material.

     DGICH’s liability for employee bonuses and profit-sharing plan contributions totaled $7,688,000 at June 28, 2003. A variation of five percent in this quarter-end accrual would change the expense of these programs by $385,000.

Self-insurance

     DGICH’s liabilities for self-insured health, workers compensation and vehicle plans are developed from third-party actuarial valuations that rely on various key assumptions. These valuation assumptions have historically been fairly reliable at estimating DGICH’s self-insurance liabilities at each balance sheet date. In addition, DGICH maintains individual claim and aggregated stop-loss policies with third-party insurance carriers. These policies effectively limit the range of potential claim losses. As a result of the historical reliability of its valuation assumptions and its stop-loss insurance policies, DGICH believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change in its self-insurance assets, liabilities or expense.

     DGICH’s liability for self-insured health plans at June 28, 2003 and December 31, 2002 totaled $4,700,000 and $953,000, respectively. Self-insurance claims deposits to third-party claims processors for workers compensation and vehicle losses totaled $14,561,000 and $3,595,000, at June 28, 2003 and December 31, 2002, respectively. The cost of claims is charged to expense as incurred.

Property, Plant and Equipment, net

     The cost of additions to property, plant and equipment, along with major repairs and improvements, is capitalized, while maintenance and minor repairs are expensed as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, generally ranging from one to 40 years.

     DGICH has been using the same types of property, plant and equipment (e.g. trucks, manufacturing equipment) for many years. Based on this experience, DGICH believes its depreciation method, depreciable lives and salvage values have proven to be fairly reliable estimates. This belief has been substantiated by historically small gains and losses recorded when assets have been retired. DGICH therefore believes that there is a low likelihood that the use of different assumptions and estimates would result in a material change to its depreciation expense. However, future changes to DGICH’s business strategy or operating plans could result in a shortening of the estimated useful life of certain affected assets. In these cases, DGICH would decrease the remaining depreciable life on a prospective basis. This would result in an increase in depreciation expense that, in limited situations, could be material. If changes to DGICH’s plans occur suddenly or are implemented quickly, an impairment charge could result. Depending on the scope of the changes and the assets affected, such an impairment charge could be material.

Trade Accounts Receivable, net

     DGICH assesses the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. DGICH’s estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. DGICH reviews trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that a change in the allowance might be required.

     Historically, this methodology has been a fairly reliable means of assessing the recoverability of trade accounts receivable at each balance sheet date. DGICH therefore believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change to the bad debt provision or allowance for bad debts. However, lack of information about the financial deterioration of a major customer could result in a material change in the bad debt provision.

     At June 28, 2003 and December 31, 2002, the allowance for doubtful accounts totaled $5,372,000 and $3,104,000, respectively.

     These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Results of Operations

     The Consolidated Statements of Operations for the quarter and half year ended June 28, 2003 and June 30, 2002, reflect the results of operations of NICC for the quarter and half year ended June 28, 2003 and June 30, 2002, plus the results of DGIC for the two days following the combination of the businesses of DGIC and NICC on the Merger Closing Date. As a result of this combination, the results of operations and cash flows for 2003 are not comparable with the corresponding 2002 period and are not necessarily indicative of results to be expected in future periods.

Financial Overview

     For the quarter ended June 28, 2003, DGICH reported a net loss available to common stockholders of $(47,156,000), or $(.72) per diluted common share, compared to net income available to common stockholders of $3,385,000, or $.05 per diluted common share, for the corresponding 2002 period. For the half year ended June 28, 2003, DGICH reported a net loss available to common stockholders of $(56,429,000), or $(.87) per diluted common share compared to a net loss available to common stockholders of $(5,359,000), or $(.08) per diluted common share, for the corresponding 2002 period. Consolidated net sales decreased 11 percent for the quarter ended June 28, 2003 to $176,796,000 from $197,978,000 for the corresponding 2002 period. Consolidated net sales decreased eight percent for the half year ended June 28, 2003 to $291,593,000 from $317,406,000 for the corresponding 2002 period.

     In connection with the combination, DGICH also incurred numerous charges in the half year ended June 28, 2003, including, among others, severance and retention-related costs of $40,824,000, in-process research and development expense of $11,495,000, and a charge of $8,715,000 for impairment of distribution assets held for sale. Primarily as a result of these transaction-related expenses, DGICH’s net loss for the quarter ended June 28, 2003 was ($45,915,000) as compared to net income of $3,385,000 for the quarter ended June 30, 2002.

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to net sales and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
	Percentage of Sales				Favorable (Unfavorable)

					Quarter	Half Year
	Quarter Ended		Half Year Ended		Ended	Ended
					2003	2003
	June 28,	June 30,	June 28,	June 30,	Compared	Compared
	2003	2002	2003	2002	to 2002	to 2002

Net sales	100.0%	100.0%	100.0%	100.0%	(10.7)%	(8.1)%

Costs and expenses:
Cost of goods sold	81.8	75.3	81.4	79.0	3.0	5.3
Selling, general and administrative	19.9	16.9	21.5	18.9	(5.4)	(4.6)
Interest, net of amounts capitalized	0.2	0.3	0.3	0.3	32.0	23.7
Royalty expense to affiliates	4.1	4.2	4.2	4.1	12.5	6.1
Other (income) expense, net		0.5		0.3	108.6	107.7
Severance and retention expense	21.7		14.0
In-process research and development	6.5		3.9
Impairment of distribution assets held for sale	4.9		3.0
Dreyer’s Nestlé transaction expenses	0.1

	139.2	97.2	128.3	102.6	(27.9)	(14.9)

Income (loss) before income tax (benefit) provision	(39.2)	2.8	(28.3)	(2.6)	NM	NM

Income tax (benefit) provision	(13.2)	1.1	(9.3)	(0.8)	NM	NM

Net (loss) income	(26.0)	1.7	(19.0)	(1.8)	NM	NM
Accretion of class A callable puttable common stock	0.7		0.4

Net (loss) income available to common stockholders	(26.7)%	1.7%	(19.4)%	(1.8)%	NM	NM

Quarter ended June 28, 2003 Compared with the Quarter ended June 30, 2002

     Net sales for the second quarter of 2003 decreased $21,182,000, or 11 percent, to $176,796,000 from $197,978,000 for the same quarter last year.

     Net sales of DGICH’s branded products, including licensed and joint venture products (company brands), decreased $24,454,000, or 13 percent, to $162,791,000 from $187,245,000 for the same period last year. Company brands represented 92 percent of consolidated net sales in 2003 compared with 95 percent in the same period last year. This decrease was primarily due to the discontinuation of certain novelty products, a decrease in sales totalling $3,725,000 to The Pillsbury Company (Pillsbury), a wholly-owned subsidiary of General Mills, Inc., and lower levels of promotional spending in the quarter, compared with the same quarter in 2002. Sales to Pillsbury are expected to continue to decrease as Pillsbury transfers product sourcing to its own manufacturing plants and to third-party manufacturers. Changes in the average price of company brands are heavily influenced by shifts in product mix between DGICH’s different packaged and novelty products. The increase in the period was primarily due to such mix shifts towards higher priced products. The average price of company brands, net of the effect of trade promotion expenses, increased by six percent. Gallon sales of company brands, including novelties, decreased approximately 2,600,000 gallons, or 17 percent, to approximately 13,500,000 gallons.

     Net sales of products distributed for other manufacturers (partner brands), increased $3,272,000, or 30 percent, to $14,005,000 from $10,733,000 for the same quarter last year. Sales of partner brands represented eight percent of net sales in

2003 compared with five percent in the same quarter last year. Average wholesale prices for partner brands decreased approximately 82 percent. Unit sales of partner brands increased by 113 percent over the same quarter last year.

     Cost of goods sold decreased $4,545,000, or three percent, to $144,596,000 from $149,141,000 for the same quarter last year. DGICH’s gross profit decreased by $16,637,000, or 34 percent, to $32,200,000 from $48,837,000, representing an 18.2 percent gross margin compared with a 24.7 percent gross margin for the same quarter last year. The decline in gross profit was primarily attributable to a decline in sales and a provision for freezer cabinet retirements of $7,650,000, partially offset by a decline in cost of sales due to lower dairy raw material costs. The decrease in dairy raw material costs accounted for a $1,863,000 pre-tax benefit (excluding the results of butter trading activities, which are included in Other (income) expense, net and discussed below) as compared to the same quarter last year.

     Selling, general and administrative expenses increased $1,806,000, or five percent, to $35,246,000 from $33,440,000 for the same quarter last year. The increase is primarily attributable to $2,893,000 of liabilities incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction. These liabilities are itemized below and have been included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these divestiture expenses, approximately $2,893,000, were charged to selling, general and administrative expense:

•	$5,000,000 – Cancellation fee paid to Godiva Chocolatier, Inc. for the assignment of the license of the Godiva brand to Integrated Brands payable by DGICH.
•	$2,500,000 – Transaction expenses incurred and to be incurred by CoolBrands that are reimbursable by DGICH.
•	$3,100,000 – Marketing expenses related to the Divested Brands that are payable by DGICH.

     Interest expense decreased $201,000, or 32 percent, to $428,000 from $629,000 for the same quarter last year, primarily due to lower interest rates.

     Royalty expense to affiliates decreased $1,029,000, or 13 percent, to $7,193,000 from $8,222,000 for the same quarter last year, due to lower sales of company brand products. Royalty expense is primarily comprised of royalties paid to affiliates for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to DGICH for use in the manufacture and sale of DGICH’s frozen dessert products.

     Other (income) expense, net, increased $973,000, or 109 percent, to income of $(77,000) from expense of $896,000 for the same quarter last year. The increase in Other (income) expense, net, primarily resulted from a decrease in losses from butter trading activities of $853,000 over the same quarter last year.

     Severance and retention expense totaled $38,324,000 for the quarter ended June 28, 2003. This expense consists of $35,981,000 expense for severance and retention benefits accrued at June 28, 2003, and $2,343,000 relating to the forgiveness of employee loans.

     In-process research and development expense totaling $11,495,000 relate to DGICH’s new products under development, and are required to be expensed in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method), (FIN 4).

     Impairment of distribution assets held for sale totaling $8,715,000 represents the impairment of the distribution assets that will be sold to Eskimo Pie in conjunction with the Divestiture Agreement. Of the $10,000,000 purchase price, $1,818,000 was allocated to the Purchased Assets. The net book value of the Purchased Assets of $10,533,000 at June 28, 2003 was adjusted to the fair value of $1,818,000, resulting in an impairment of distribution assets held for sale of $8,715,000.

     Dreyer’s Nestlé Transaction expenses (discussed earlier), for DGIC, totaled $139,000 for the quarter ended June 28, 2003. DGICH believes that future Dreyer’s Nestlé transaction expenses should not exceed $5,000,000.

     The income tax benefit increased $25,613,000 to $(23,348,000) from a provision of $2,265,000 for the same quarter last year primarily due to a correspondingly higher pre-tax loss in 2003 resulting from various expenses related to the Dreyer’s Nestlé Transaction. The effective tax rate decreased to 33.7 from 40.1 percent for the same quarter last year due primarily to in-process research and development expenses which are not deductible for income tax purposes.

Half year ended June 28, 2003 Compared with the Half year ended June 30, 2002

     Net sales for the half year ended of 2003 decreased $25,813,000, or eight percent, to $291,593,000 from $317,406,000 for the same period last year.

     Net sales of DGICH’s branded products, including licensed and joint venture products (company brands), decreased $30,415,000, or 10 percent, to $268,838,000 from $299,253,000 for the same period last year. Company brands represented 92 percent of consolidated net sales in 2003 compared with 94 percent in the same period last year. This decrease was driven by discontinuation of certain novelty products, a decrease in sales to Pillsbury totalling $8,495,000, and lower levels of promotional spending in the half year ended June 28, 2003, compared with the same period in 2002. Sales to Pillsbury are expected to continue to decrease as Pillsbury transfers product sourcing to its own manufacturing plants and to third-party manufacturers. Changes in the average price of company brands are heavily influenced by shifts in product mix between DGICH’s different packaged and novelty products, and the increase in the period was primarily due to such mix shifts towards higher priced products. The average price of company brands, net of the effect of trade promotion expenses, increased by five percent. Gallon sales of company brands, including novelties, decreased approximately 3,100,000 gallons, or 12 percent, to approximately 21,900,000 gallons.

     Net sales of products distributed for other manufacturers (partner brands), increased $4,602,000, or 25 percent, to $22,755,000 from $18,153,000 for the same period last year. Sales of partner brands represented eight percent of net sales in 2003 compared with six percent in the same period last year. Average wholesale prices for partner brands decreased approximately 50 percent. Unit sales of partner brands increased by 77 percent over the same period last year.

     Cost of goods sold decreased $13,325,000, or five percent, to $237,307,000 from $250,632,000 for the same period last year. DGICH’s gross profit decreased by $12,488,000, or 19 percent, to $54,286,000 from $66,774,000, representing an 18.6 percent gross margin compared with a 21.0 percent gross margin for the same period last year. The decline in gross profit was primarily attributable to a decline in sales and a provision for freezer cabinet retirements of $7,650,000 partially offset by a decline in cost of sales due to lower dairy raw material costs. The decrease in dairy raw material costs accounted for a $3,229,000 pre-tax benefit (excluding the results of butter trading activities, which are included in Other income, net and discussed below) as compared to the same period last year.

     Selling, general and administrative expenses increased $2,779,000, or five percent, to $62,670,000 from $59,891,000 for the same period last year. The increase is primarily attributable to $2,893,000 of liabilities incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction. These liabilities are itemized below and have been included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these divestiture expenses, approximately $2,893,000, were charged to selling, general and administrative expense:

•	$5,000,000 – Cancellation fee paid to Godiva Chocolatier, Inc. for the assignment of the license of the Godiva Brand to Integrated Brands payable by DGICH.
•	$2,500,000 – Transaction expenses incurred and to be incurred by CoolBrands that are reimbursable by DGICH.
•	$3,100,000 – Marketing expenses related to the Divested Brands that are payable by DGICH.

     Interest expense decreased $235,000, or 24 percent, to $758,000 from $993,000 for the same period last year, primarily due to lower interest rates.

     Royalty expense decreased $793,000, or six percent, to $12,132,000 from $12,925,000 for the same period last year, due to lower sales of company brand products. Royalty expense is primarily comprised of royalties paid to affiliates for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to DGICH for use in the manufacture and sale of DGICH’s frozen dessert products.

     Other (income) expense, net, increased $1,075,000, or 108 percent, to income of $(77,000) from expense of $998,000 for the same period last year. The increase in Other (income) expense, net, primarily resulted from a decrease in losses from butter trading activities of $955,000 over the same period last year.

     Severance and retention expenses totaled $40,824,000 for the half year ended June 28, 2003. This expense consists of $35,981,000 expense for severance and retention benefits accrued at June 28, 2003; $2,343,000 relating to the forgiveness of employee loans; and $2,500,000 expense for severance and retention benefits and the forgiveness of employee loans in the first quarter of 2003 for the former management group of NICC.

     In-process research and development expense totaling $11,495,000 relate to DGICH’s new products under development, and are required to be expensed in accordance with FASB FIN 4.

     Impairment of distribution assets held for sale totaling $8,715,000 represents the impairment of the distribution assets that will be sold to Eskimo Pie in conjunction with the Divestiture Agreement. Of the $10,000,000 purchase price, $1,818,000 was allocated to the Purchased Assets. The net book value of the Purchased Assets of $10,533,000 at June 28, 2003 was adjusted to the fair value of $1,818,000, resulting in an impairment of distribution assets held for sale of $8,715,000.

     Dreyer’s Nestlé Transaction expenses (discussed earlier), for DGIC, totaled $139,000 during the half year ended of 2003. DGICH believes that future Dreyer’s Nestlé Transaction expenses should not exceed $5,000,000.

     The income tax benefit increased $24,508,000 to $27,182,000 from $2,674,000 for the same period last year primarily due to a correspondingly higher pre-tax loss in 2003 resulting from various expenses related to the Dreyer’s Nestlé Transaction. The effective tax rate remained relatively flat compared to the same period last year.

Liquidity and Capital Resources

     DGICH’s primary cash needs are to fund working capital requirements, capital expenditures, acquisitions of distributors, and to distribute dividends to stockholders.

     Cash outflows from operating activities of $35,257,000, increased over the same period last year primarily due to the cash required to fund the seasonal increase in trade accounts receivable and inventories offset in part by a seasonal increase in accounts payable and accrued liabilities. Factors that may affect cash flows from operating activities consist of, but are not limited to, increases in product ingredient costs and increases in competitive pressures, which would result in additional promotional expenditures.

     Capital expenditures were $3,741,000 and $8,335,000 in the first half of 2003 and 2002, respectively. DGICH plans to make capital expenditures totaling up to approximately $50,000,000 during the remainder of 2003. Cash acquired from DGIC in connection with the Dreyers’s Nestlé Transaction totaled $597,000.

     No dividends were paid by DGICH during the first half of 2003. Dividends declared during the first half of 2003 totaled $5,406,000, a dividend of $.06 per share of class A callable puttable common stock and per class B common stock. The third amendment to DGIC’s existing line of credit agreement allows DGICH to declare and pay cash dividends on its common stock (class A callable puttable and class B) in any fiscal year in an amount not to exceed the greater of (a) $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after the June 26, 2003), or (b) 30 percent of DGICH’s consolidated net income for the preceding fiscal year.

     As of June 28, 2003, DGICH had 25,539,418 class A shares and 64,564,315 class B shares, for a total of 90,103,733 shares outstanding. In the event that DGICH were to continue with its $.06 per common share quarterly dividend, the cash required to fund these dividends for the remainder of the 2003 fiscal year would exceed $11,000,000.

     DGICH’s primary sources of liquidity in the periods presented consist of financing from the three long-term debt facilities discussed below.

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. On June 26, 2003, a third amendment to this credit agreement became effective under which DGICH was added as a party to the credit agreement and became, along with NICC and Edy’s Grand Ice Cream (a wholly-owned subsidiary of DGIC) (Edy’s), a guarantor of the line of credit. Offshore borrowings under the line of credit bear interest at one-month LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line of credit bear interest at Prime plus a margin ranging from zero percent to 1.375 percent. At June 28, 2003, DGICH had $150,000,000 outstanding on this line of credit. The available portion of the $240,000,000 line of credit was $90,000,000 at June 28, 2003. Net proceeds from the line of credit were $11,000,000 in 2003. The average interest rate on the revolving line of credit was 3.58 percent at June 28, 2003. DGICH expects to refinance the line of credit when it matures in 2005.

Nestlé S.A. Credit Facility

     On June 27, 2003, DGICH entered a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. Under the terms of the facility agreement, the twelve month term can be extended at the option of DGICH up to December 31, 2005. DGICH expects to renew or refinance the current facility when it expires. DGICH used the net proceeds from this credit facility of $100,000,000 in 2003 to repay the outstanding $97,986,000 from the two demand notes of NICC. The interest rate on outstanding borrowings of this bridge loan equals the three-month USD LIBOR at the funding date of each drawdown, increased by a margin of 120 basis points (1.20 percent). The unused portion of the facility was $300,000,000 at June 28, 2003. The facility has a renewable term of 12 months and DGICH expects to renew or refinance the current facility when it expires on June 11, 2004. If DGICH renews the current facility, it will expire on December 31, 2005.

Nestlé USA, Inc. Demand Notes

     On November 17, 2000, NICC executed a demand note in favor of Nestlé USA, Inc. that provided for cash borrowings up to $50,000,000. On September 4, 2001, NICC executed a second demand note with Nestlé USA, Inc. that provided for additional cash borrowings up to $60,000,000 for a total line of credit with Nestlé USA, Inc. of $110,000,000. Subsequent to the execution of the demand notes, Nestlé USA, Inc. extended credit to NICC under the demand notes in an amount that exceeded the combined and overall agreed-upon amounts under the demand notes. The excess borrowing by NICC did not constitute an event of default and the excess borrowing was subject to the same terms and provisions as amounts borrowed within the limits stated in the demand footnotes. On June 27, 2003, these demand notes were repaid. The interest rate on these demand notes was the average daily one-month USD LIBOR applied to the average monthly balance, increased by a margin of 29 basis points (0.29 percent).

     DGICH is subject to various financial covenant requirements. As of June 28, 2003 DGICH is in compliance with its financial covenants.

     At June 28, 2003, DGICH had a standby letter of credit of $4,675,000 with Citibank, N.A. Nestlé USA, Inc. is a co-obligor under this standby letter of credit.

     Each stockholder of class A callable putable common stock has the option to require DGICH to redeem (put) all or part of their shares at $83.00 per share during two periods:

          •  December 1, 2005 to January 13, 2006; and

          •  April 3, 2006 to May 12, 2006.

     If the put right is exercised by the class A callable puttable common stockholders, DGICH’s obligation to redeem the class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon DGICH’s receipt of funds from Nestlé or Nestlé S.A. Pursuant to the terms of the Governance Agreement entered into on the Merger Closing Date among DGICH, Nestlé and Nestlé S.A., upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of class A callable puttable common stock directly from DGICH’s stockholders.

     DGICH believes that its revolving line of credit, Nestlé S.A. credit facility, its contractual commitments from Nestlé and Nestlé S.A. to fund the class A put and/or call, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Known Contractual Obligations

     Known contractual obligations and their related due dates at June 28, 2003 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

	(In thousands)
Long-term debt	276,429	$2,143	$2,143	$258,809	$6,667	$6,667	$
Operating leases(1)	49,542	19,221	10,641	7,318	4,618	3,257		4,487
Purchase obligations(2)	601,201	558,570	20,804	9,789	5,744	4,344		1,950

Total	$927,172	$579,934	$33,588	$275,916	$17,029	$14,268		$6,437

DGICH does not have any capital lease obligations or other long-term liabilities.

(1)	DGICH’s contractual obligations under operating leases include approximately $13,449,000 of future payments for vehicles and trucks. Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum value of such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property, are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

(2)	DGICH’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing DGICH’s products. These contractual commitments are not in excess of expected manufacturing requirements over the next 15 months.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with DGICH’s Current Report on Form 8-K/A filed on July 21, 2003.

     DGICH has long-term debt with both fixed and variable interest rates. As a result, DGICH is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on DGICH’s long-term debt at June 28, 2003:

	Long-Term Debt	Interest Rates

	($ in thousands)
Fixed Interest Rates:
Note purchase agreements	$26,429	8.06 – 8.34%
Variable Interest Rates:
Revolving line of credit	150,000	3.58%
Nestlé S.A. credit facility	100,000	2.31%

	$276,429

     If variable interest rates were to increase 10 percent, DGICH’s interest expense would increase approximately $769,000. The notes under the note purchase agreements have interest and principal payable semiannually through 2008; the revolving line of credit is due in 2005.

     DGICH does not have short-term or long-term monetary investments.

     The primary factor causing volatility in DGICH’s dairy costs is the price of cream. Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. Over the last 10 years, the price of butter in the United States has averaged $1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures markets for butter are still in the early stages of development, and do not have sufficient liquidity to enable DGICH to fully reduce its exposure to the volatility of the market. However, DGICH has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect DGICH’s performance, including, but not limited to, its profitability, cash flow and competitive position.

     Since DGICH’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other (income) expense, net. During the quarter and half year ended June 28, 2003, losses from butter investments were not material. During the quarter and half year ended June 30, 2002, DGICH recorded losses from butter investments of $896,000 and $998,000, respectively.

     During the quarter and half year ended June 28, 2003, the decrease in dairy raw material costs accounted for a $1,863,000 pre-tax benefit and a $3,229,000 pre-tax benefit (excluding the results of butter trading activities), respectively, as compared to the quarter and half year ended June 30, 2002, respectively.

Transactions with Related Parties

     In connection with the Dreyer’s Nestlé Transaction, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition service agreement that NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services.

ITEM 4.   CONTROLS AND PROCEDURES.

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b)	The Dreyer’s Nestlé Transaction closed on June 26, 2003, two days before the end of the quarter on June 28, 2003. As a result of the combination of the businesses of DGIC and NICC, DGICH is in the process of evaluating and implementing consistent internal controls and procedures across the combined companies. DGICH has not completed this process. Other than the foregoing, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the proxy statement/prospectus which is part of this registration statement) (Exhibit 2.1(1)).

2.2	Amendment No. 3, dated June 16, 2003, to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, as amended on October 25, 2002 and February 5, 2003, by and among Dreyer’s Grand Ice Cream, Inc., December Merger Sub, Inc. Nestlé Holdings, Inc. and NICC Holdings, Inc. (Exhibit 2.2(2)).

2.3*	Amended and Restated Asset Purchase and Sale Agreement, dated June 4, 2003, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (the former name of Registrant), Nestlé Ice Cream Company, LLC and Integrated Brands, Inc. (Exhibit 2.3(3)).

3.1	Restated Certificate of Incorporation of Dreyer’s Grand Ice Cream Holdings, Inc.

3.2	Amended and Restated Bylaws of Dreyer’s Grand Ice Cream Holdings, Inc. (formerly New December, Inc.) (Exhibit 3.2(2)).

4.1	Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 4.1(2)).

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(4)).

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.2(5)).

10.3	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(6)).

10.4	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc. (Exhibit 10.53(6)).

10.5	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(7)).

10.6	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(8)).

10.7	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(9)).

10.8	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.30(9)).

10.9	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(10)).

10.10	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23(10)).

10.11	Employment Agreement dated as of June 16, 2002, by and between Registrant and T. Gary Rogers

Exhibit
Number	Description

(Exhibit 10.1(1)).

10.12	Employment Agreement dated as of June 16, 2002, by and between Registrant and Thomas M. Delaplane (Exhibit 10.2(1)).

10.13	Employment Agreement dated as of June 16, 2002, by and between Registrant and Timothy F. Kahn (Exhibit 10.3(1)).

10.14	Employment Agreement dated as of June 16, 2002, by and between Registrant and William R. Oldenburg (Exhibit 10.4(1)).

10.15	Employment Agreement dated as of June 16, 2002, by and between Registrant and J. Tyler Johnston (Exhibit 10.5(1)).

10.16	Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.6(1)).

10.17	Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Societe des Produits Nestlé S.A., Nestec Ltd. And Nestlé Ice Cream Company, LLC (Exhibit 10.7(1)).

10.18	Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.8(1)).

10.19	Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A., Nestec Ltd., Societe des Produits Nestlé S.A., and Nestlé Ice Cream Company, LLC (Exhibit 10.9(1)).

10.20*	Co-Pack Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.20(3)).

10.21*	Transition Services Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.21(3)).

10.22*	Transition IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.22(3)).

10.23*	Grocery Carrier Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.23(3)).

10.24*	Non-Grocery Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.24(3)).

10.25*	Transition NICC Product Distribution Agreement, dated July 5, 2003, between Integrated Brands, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.25(3)).

10.26*	IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.26(3)).

10.27	Third Amendment, dated April 14, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc. and various financial institutions and Bank of America, N.A. as Agent.

10.28	Third Amendment to Note Purchase Agreement, dated June 27, 2003, among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (to be renamed Dreyer’s Grand Ice Cream Holdings, Inc.) and each of the institutions which is a signatory to the agreement.

10.29	Nestlé S.A. – Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

10.30	Form of Indemnification Agreement for Directors and Officers of Dreyer’s Grand Ice Cream Holdings, Inc.

Exhibit
Number	Description

10.31	Employment Agreement dated as of August 30, 2002, by and between Registrant and Mark J. LeHocky.

10.32	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and T. Gary Rogers.

10.33	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Thomas M. Delaplane.

10.34	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Timothy F. Kahn.

10.35	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and William Oldenburg.

10.36	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and J. Tyler Johnston.

10.37	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Mark J. LeHocky.

10.38	Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan effective as of June 1, 2000.

10.39	Amendment No. 1 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of December 31, 2001.

10.40	Amendment No. 2 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of February 5, 2002.

10.41	Amendment No. 3 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of April 26, 2002.

10.42	Amendment No. 4 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of December 20, 2002.

21	Subsidiaries of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Annex A to Proxy Statement/Prospectus filed on February 18, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration No. 333-101052.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K filed on July 21, 2003.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K/A filed on June 26, 2003.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was filed on June 27, 2003 reporting the following items:

•	The combination of DGIC with Nestlé Ice Cream Company, LLC (NICC), the Nestlé affiliate which holds Nestlé’s United States frozen dessert business. As a result of the combination, DGIC and NICC have become wholly-owned subsidiaries of DGICH.

•	The decision to engage PricewaterhouseCoopers LLP as principal accountants for DGICH, including its subsidiaries.

•	The June 25, 2003 approval by the Federal Trade Commission (FTC) of the Dreyer’s Nestlé Transaction.

•	The change of the name of DGICH from “New December, Inc.” to “Dreyer’s Grand Ice Cream Holdings, Inc.”

•	The appointment of the members of DGICH’s Board of Directors.

•	The fact that the audited financial statements of the acquirer (NICC) for the three-year period ended December 31, 2002 and the quarterly financial information for the quarter ended March 31, 2003 and the related pro forma combined financial information would be filed by DGICH in an amendment to the Current Report on Form 8-K. DGICH filed such information in its Current Report on Form 8-K/A on July 21, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

Dated: August 18, 2003	By:	/s/ Alberto Romaneschi

Alberto Romaneschi
Executive Vice President — Finance and Administration
and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the proxy statement/prospectus which is part of this registration statement) (Exhibit 2.1(1)).

2.2	Amendment No. 3, dated June 16, 2003, to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, as amended on October 25, 2002 and February 5, 2003, by and among Dreyer’s Grand Ice Cream, Inc., December Merger Sub, Inc. Nestlé Holdings, Inc. and NICC Holdings, Inc. (Exhibit 2.2(2)).

2.3*	Amended and Restated Asset Purchase and Sale Agreement, dated June 4, 2003, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (the former name of Registrant), Nestlé Ice Cream Company, LLC and Integrated Brands, Inc. (Exhibit 2.3(3)).

3.1	Restated Certificate of Incorporation of Dreyer’s Grand Ice Cream Holdings, Inc.

3.2	Amended and Restated Bylaws of Dreyer’s Grand Ice Cream Holdings, Inc. (formerly New December, Inc.) (Exhibit 3.2(2)).

4.1	Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 4.1(2)).

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(4)).

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.2(5)).

10.3	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(6)).

10.4	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc. (Exhibit 10.53(6)).

10.5	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(7)).

10.6	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(8)).

10.7	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(9)).

10.8	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.30(9)).

10.9	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(10)).

10.10	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23(10)).

10.11	Employment Agreement dated as of June 16, 2002, by and between Registrant and T. Gary Rogers (Exhibit 10.1(1)).

10.12	Employment Agreement dated as of June 16, 2002, by and between Registrant and Thomas M. Delaplane (Exhibit 10.2(1)).

Exhibit
Number	Description

10.13	Employment Agreement dated as of June 16, 2002, by and between Registrant and Timothy F. Kahn (Exhibit 10.3(1)).

10.14	Employment Agreement dated as of June 16, 2002, by and between Registrant and William R. Oldenburg (Exhibit 10.4(1)).

10.15	Employment Agreement dated as of June 16, 2002, by and between Registrant and J. Tyler Johnston (Exhibit 10.5(1)).

10.16	Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.6(1)).

10.17	Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Societe des Produits Nestlé S.A., Nestec Ltd. And Nestlé Ice Cream Company, LLC (Exhibit 10.7(1)).

10.18	Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.8(1)).

10.19	Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A., Nestec Ltd., Societe des Produits Nestlé S.A., and Nestlé Ice Cream Company, LLC (Exhibit 10.9(1)).

10.20*	Co-Pack Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.20(3)).

10.21*	Transition Services Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.21(3)).

10.22*	Transition IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.22(3)).

10.23*	Grocery Carrier Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.23(3)).

10.24*	Non-Grocery Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.24(3)).

10.25*	Transition NICC Product Distribution Agreement, dated July 5, 2003, between Integrated Brands, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.25(3)).

10.26*	IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.26(3)).

10.27	Third Amendment, dated April 14, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc. and various financial institutions and Bank of America, N.A. as Agent.

10.28	Third Amendment to Note Purchase Agreement, dated June 27, 2003, among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (to be renamed Dreyer’s Grand Ice Cream Holdings, Inc.) and each of the institutions which is a signatory to the agreement.

10.29	Nestlé S.A. – Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

10.30	Form of Indemnification Agreement for Directors and Officers of Dreyer’s Grand Ice Cream Holdings, Inc.

10.31	Employment Agreement dated as of August 30, 2002, by and between Registrant and Mark J. LeHocky.

10.32	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and

Exhibit
Number	Description

T. Gary Rogers.

10.33	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Thomas M. Delaplane.

10.34	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Timothy F. Kahn.

10.35	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and William Oldenburg.

10.36	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and J. Tyler Johnston.

10.37	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Mark J. LeHocky.

10.38	Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan effective as of June 1, 2000.

10.39	Amendment No. 1 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of December 31, 2001.

10.40	Amendment No. 2 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of February 5, 2002.

10.41	Amendment No. 3 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of April 26, 2002.

10.42	Amendment No. 4 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of December 20, 2002.

21	Subsidiaries of Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Annex A to Proxy Statement/Prospectus filed on February 18, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration No. 333-101052.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K filed on July 21, 2003.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K/A filed on June 26, 2003.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.