Form 10-Q
period 2003-09-27
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2003-11-17
CIK 1189712

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-50325

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 02-0623497 (I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒	No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at November 11, 2003

Class A callable puttable common stock, $.01 par value	29,007,629
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II: OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
INDEX OF EXHIBITS
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	Sept. 27, 2003	Dec. 31, 2002

($ in thousands, except per share amounts)	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$4,487	$2,435
Trade accounts receivable, net of allowance for doubtful accounts of $6,133 in 2003 and $3,104 in 2002	144,524	51,643
Other accounts receivable	18,536	4,754
Inventories	137,657	52,711
Prepaid expenses and other	43,100	2,811
Income taxes refundable	21,313
Taxes receivable due from affiliates	22,674	16,943
Deferred income taxes	36,716	7,890

Total current assets	429,007	139,187
Employee loans		3,279
Property, plant and equipment, net	395,545	211,248
Other assets	25,850	18,682
Other intangibles, net	390,649	525
Goodwill	1,954,844	381,215

Total assets	$3,195,895	$754,136

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$152,242	$46,581
Accrued payroll and employee benefits	77,194	15,603
Current portion of long-term debt	2,143	73,142

Total current liabilities	231,579	135,326
Long-term debt, less current portion	169,286
Long-term stock option liability	179,565
Long-term employee benefit obligations	3,518	2,813
Deferred income taxes	134,960	7,332

Total liabilities	718,908	145,471

Commitments and contingencies

Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value - 31,830,332 shares authorized; 28,710,339 issued and outstanding in 2003, and none in 2002	287
Class A capital in excess of par	1,783,271
Notes receivable from Class A callable puttable common stockholders	(1,174)

Total Class A callable puttable common stock	1,782,384

Stockholders’ Equity:
Class B common stock, $.01 par value - 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2003, and none in 2002	646
Class B capital in excess of par	967,941
Investment from member		750,252
Accumulated deficit	(273,984)	(141,587)

Total stockholders’ equity	694,603	608,665

Total liabilities, Class A callable puttable common stock, and stockholders’ equity	$3,195,895	$754,136

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended

	Sept. 27, 2003	Sept. 29, 2002	Sept. 27, 2003	Sept. 29, 2002

($ in thousands, except per share amounts)

Revenues:
Net sales — external customers	$492,671	$179,560	$782,460	$494,816
Net sales — affiliates	1,078	1,218	2,882	3,368

Net sales	493,749	180,778	785,342	498,184
Other revenues	21,144		21,144

Total net revenues	514,893	180,778	806,486	498,184

Costs and expenses:
Cost of goods sold — external customers	432,460	144,714	667,963	393,196
Cost of goods sold — affiliates	1,078	1,218	2,882	3,368

Cost of goods sold	433,538	145,932	670,845	396,564
Selling, general and administrative	78,862	33,385	138,639	93,276
Interest, net of amounts capitalized	1,880	518	2,638	1,511
Royalty expense	6,656	7,265	18,788	20,190
Other expense, net	531	510	454	1,508
Severance and retention expense	5,081		45,905
Impairment of goodwill		69,956		69,956
In-process research and development			11,495
Loss on divestiture	323		11,931
Dreyer’s Nestlé Transaction expenses	2,404		2,543

	529,275	257,566	903,238	583,005

Loss before income tax benefit	(14,382)	(76,788)	(96,752)	(84,821)
Income tax benefit	(4,746)	(28,919)	(31,928)	(31,593)

Net loss	(9,636)	(47,869)	(64,824)	(53,228)
Accretion of Class A callable puttable common stock	55,329		56,570

Net loss available to Class A callable puttable and Class B common stockholders	$(64,965)	$(47,869)	$(121,394)	$(53,228)

Net loss per Class A callable puttable and Class B common share:
Basic	$(.71)	$(.74)	$(1.65)	$(.82)

Diluted	$(.71)	$(.74)	$(1.65)	$(.82)

Dividends declared per common share:
Class A callable puttable	$.06		$.12

Class B	$.06		$.12

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Class B Common Stock
					Investment	Accumulated
			Capital in	Accumulated	From	Net Loss to
	Shares	Par Value	Excess of Par	Deficit	Member	Member	Total

(In thousands)

Balances at December 31, 2001					$735,383	$(54,700)	$680,683
Capital contributions					2,166		2,166
Capital contributions — acquisition costs paid by Nestlé					5,750		5,750
Tax sharing adjustment						(15,897)	(15,897)
Net loss to member						(53,228)	(53,228)

Balances at September 29, 2002					$743,299	$(123,825)	$619,474

Balances at December 31, 2002					$750,252	$(141,587)	$608,665
Capital contributions — acquisition costs paid by Nestlé affiliate					17,145		17,145
Reclassification of investment from member to Class B capital in excess of par			$767,397		(767,397)
Reclassification of accumulated net loss to member to accumulated deficit				$(141,587)		141,587
Net loss				(64,824)			(64,824)
Accretion of Class A callable puttable common stock				(56,570)			(56,570)
Class A callable puttable and Class B common stock dividends declared				(11,003)			(11,003)
Conversion of DGIC common stock held by Nestlé to DGICH Class B common stock	9,563	$96	200,544				200,640
Issuance of Class B common stock in connection with the Dreyer’s Nestlé Transaction	55,001	550					550

Balances at September 27, 2003	64,564	$646	$967,941	$(273,984)	$	$	$694,603

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended

(In thousands)	Sept. 27, 2003	Sept. 29, 2002

Cash flows from operating activities:
Net loss	$(64,824)		$(53,228)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	33,580		18,443
In-process research and development	11,495
Loss on divestiture	11,931
Noncash charges from member			400
Loss on disposal of fixed assets			1,252
Provision for severance and retention expense	28,567
Impairment of goodwill			69,956
Provision for retail freezer retirements	6,748
Accretion of long-term stock option liability	982
Tax-sharing adjustment			(15,897)
Stock compensation expense	9,964
Provision for deferred income taxes	(12,167)		(15,410)
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable	19,562		5,126
Other accounts receivable	2,312
Inventories	23,247		(6,146)
Prepaid expenses and other	4,051		4,029
Income taxes refundable	(14,334)
Taxes receivable due from affiliates	(5,731)
Accounts payable and accrued liabilities	(36,471)		5,809
Accrued payroll and employee benefits	8,307		1,271

	27,219		15,605

Cash flows from investing activities:
Additions to property, plant and equipment	(13,515)		(15,148)
Retirements of property, plant and equipment	3,513
Purchases of businesses, net of cash acquired			(2,642)
Cash acquired in the acquisition of Dreyer’s Grand Ice Cream, Inc.	597
Decrease in other assets	2,944

	(6,461)		(17,790)

Cash flows from financing activities:
Repayments under long-term line of credit, net	(139,000)
Proceeds from Nestlé S.A. credit facility, net	145,000
Repayments of Nestlé USA, Inc. demand notes, net	(73,142)		(5,136)
Proceeds from repayments of notes receivable from Class A callable puttable common stockholders	758
Proceeds from stock option exercises	52,541
Proceeds from repayments of employee loans	543
Capital contributions			2,166
Cash dividends paid	(5,406)

	(18,706)		(2,970)

Increase (decrease) in cash and cash equivalents	2,052		(5,155)
Cash and cash equivalents, beginning of period	2,435		9,515

Cash and cash equivalents, end of period	$4,487		$4,360

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$1,611		$1,511

Income taxes (net of refunds)	$303	$

Supplemental disclosure of noncash transactions (See Note 4)
See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Description of the Business and Basis of Presentation

Description of Business

     Dreyer’s Grand Ice Cream Holdings, Inc. and its subsidiaries (DGICH) are engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

Predecessor Entities

     DGICH is the successor entity to the Nestlé Ice Cream Company, LLC (NICC) business. DGICH was formed as a result of the combination of NICC and Dreyer’s Grand Ice Cream, Inc. (DGIC) (the Dreyer’s Nestlé Transaction) on June 26, 2003. The accompanying DGICH Consolidated Financial Statements and related notes that are as of a date, or for a period ended, before June 26, 2003, represent the accounts of NICC or its predecessor entities.

     NICC (formerly known as Ice Cream Partners USA, LLC) began operations on October 8, 1999 (inception date) as a joint venture between The Pillsbury Company (Pillsbury) and Nestlé USA — Prepared Foods Division, Inc. (Nestlé Prepared Foods). Nestlé Prepared Foods is a wholly owned subsidiary of Nestlé Holdings, Inc. (Nestlé), the United States holding company for the principal food and beverage operations of Nestlé S.A., the ultimate parent company incorporated in Switzerland. Through October 31, 2001, Pillsbury was a wholly-owned subsidiary of Diageo PLC; thereafter, Pillsbury was a wholly-owned subsidiary of General Mills, Inc. The term of the joint venture was established as 40 years. Pillsbury contributed assets and liabilities of its United States Häagen-Dazs® frozen dessert business and Nestlé Prepared Foods contributed assets and liabilities of its United States frozen dessert business. The contribution of net assets was made at predecessor book value.

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

     Effective December 26, 2001, Nestlé Prepared Foods acquired from Pillsbury the 50 percent interest in NICC that Nestlé Prepared Foods did not already own. At that time, Nestlé Prepared Foods’ wholly-owned subsidiary, NICC Holdings, Inc. (NICC Holdings), became NICC’s sole member.

Dreyer’s Nestlé Transaction

     The Dreyer’s Nestlé Transaction closed on June 26, 2003 (the Merger Closing Date) and was accounted for as a reverse acquisition under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations”. For this purpose, NICC was deemed to be the acquirer and DGIC was deemed to be the acquiree. The accompanying Consolidated Financial Statements for the quarter ended September 27, 2003 include the results of operations of DGIC and NICC for the period from June 29, 2003 to September 27, 2003. The Consolidated Financial Statements for the three quarters ended September 27, 2003 reflect the results of operations of NICC for the entire period, plus the results of DGIC for the 93 days following the combination of the businesses of DGIC and NICC on the Merger Closing Date. The Consolidated Financial Statements for the quarter and three quarters ended September 29, 2002 include the results of operations of NICC only.

Financial Statement Form and Content

     The Consolidated Financial Statements for the quarter and three quarters ended September 27, 2003 and September 29, 2002 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by DGICH pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations.

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

NOTE 2 — Significant Accounting Policies

Fiscal Year

     Effective upon the closing of the Dreyer’s Nestlé Transaction, DGICH changed its fiscal periods from NICC’s calendar year ending on December 31st to a 52-week or 53-week year ending on the last Saturday in December with fiscal quarters ending on the Saturday closest to the end of the calendar quarter. As a result, the accompanying Consolidated Statements of Operations and Cash Flows present the results for the following periods:

Year	Quarter	Three Quarters

2003	6/29/03 to 9/27/03	1/1/03 to 9/27/03
2002	7/1/02 to 9/29/02	1/1/02 to 9/29/02

     This change in fiscal periods did not have a material impact on the Consolidated Financial Statements. The operating results for interim periods are not necessarily indicative of the results to be expected for an entire year.

Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions include, among others, assessing the following: the adequacy of liabilities for trade promotion expenses; the adequacy of the provision for retail freezer cabinet retirements; the recoverability of goodwill; the adequacy of liabilities for employee bonuses and profit-sharing plan contributions; the adequacy of liabilities for self-insured health, workers compensation and vehicle plans; the recoverability and estimated useful lives of property, plant and equipment; and the recoverability of trade accounts receivable. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Financial Statement Presentation

     Certain reclassifications have been made to prior year financial statements to conform to the current period presentation.

Other Revenues

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. These assets include the sale of DGIC’s Dreamery® and Whole FruitTM Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) to Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), and the transfer and sale by NICC of distribution assets in 11 territories to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) (Note 3).

     Included in Other revenues are amounts received from Integrated Brands for the manufacturing and distribution of the Divested Brands subsequent to the Divestiture Closing Date. Also included in Other revenues are reimbursements received from Eskimo Pie for the payroll expense incurred by DGICH for employees working for Eskimo Pie in the divested distribution centers in the 11 territories, as well as revenues related to transition services provided to Integrated Brands and Eskimo Pie to support these divested distribution centers.

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

     Accruals for trade promotions are recorded in the period in which the trade promotion occurs based on a combination of the actual and estimated amounts incurred. Accruals for variable promotions are primarily based on the actual number of units sold, and, to a lesser extent, estimates based on each customer’s historic and planned rate of volume sales of the promoted product. Accruals for fixed promotions are primarily based on actual trade promotion contracts with retailers and, to a lesser extent, estimates based on each customer’s historic and planned rate of fixed trade promotion spending.

     While accruals for trade promotion are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) and, to a lesser extent, when the customer takes a deduction from a subsequent remittance. Settlement of fixed promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer. Variable and fixed trade promotion spending is recorded as a reduction in sales in the period in which the trade promotion occurs. Stocking allowances are recorded as a reduction in sales in the period in which the related products are placed on the retailer’s shelves.

Retail Freezer Cabinets

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net carrying amount of the retired freezer cabinets, if any, will be applied against this allowance. At September 27, 2003, the balance in the allowance for freezer retirements totaled $6,748,000. Changes to the freezer retirement allowance are included in Cost of goods sold in the Consolidated Statement of Operations (Note 10).

NOTE 3 — The Merger Agreement

     DGICH entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with DGIC, December Merger Sub, Inc., Nestlé and NICC Holdings to combine DGIC with NICC. The primary reason for the Dreyer’s Nestlé Transaction was to provide Nestlé S.A. with an opportunity to expand its presence in the United States frozen dessert business. On June 26, 2003, upon the closing of the Dreyer’s Nestlé Transaction, the businesses of DGIC and NICC were combined and each became a subsidiary of DGICH. The closing of the Dreyer’s Nestlé Transaction was reported in DGICH’s Current Report on Form 8-K filed with the SEC on June 27, 2003 (as amended on July 21, 2003). As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of Class A callable puttable common stock of DGICH in exchange for their shares of DGIC common stock constituting approximately 33 percent of the diluted shares of DGICH. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to DGICH) received shares of Class B common stock of DGICH constituting approximately 67 percent of the diluted shares of DGICH. DGICH’s Class A callable puttable common stock is listed on the Nasdaq National Market and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The Class B common stock is not listed for trading on any exchange.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the FTC required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of DGICH), DGIC, NICC and Integrated Brands, entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (APA). The APA provided for the sale of the Divested Brands and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in the states of Oregon, Washington, California (except Eureka), Florida and in the metropolitan areas of Baltimore/Washington, D.C., Philadelphia, Delaware Valley Area (PA), Central/Southern New Jersey, Salt Lake City, Minneapolis and Atlanta

(the Territories) to Eskimo Pie. On the Divestiture Closing Date, the parties closed the Divestiture Transaction and DGICH received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

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

     Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum future payments uder such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

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

     Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). On July 23, 2003, Ben & Jerry’s gave notice to DGIC that per the terms of the Order, the B&J Agreement would be deemed terminated effective December 31, 2003. The Order also provides for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the termination agreement between Mars and DGIC, Mars may terminate DGIC’s manufacturing and distribution for Mars prior to December 31, 2003, or alternatively continue DGIC’s distribution of Mars products until June 30, 2004. The 2003 gross profit impact of both of these terminations on the combined businesses of DGIC and NICC is estimated to be less than five percent of the estimated 2003 full year gross profit.

NOTE 4- Accounting for the Dreyer’s Nestlé Transaction

     The Dreyer’s Nestlé Transaction has been accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC was deemed the acquirer and DGIC was deemed to be the acquiree. The estimated purchase price and related preliminary allocation were recorded in two components reflecting the two primary transactions pursuant to which Nestlé and NICC Holdings acquired or will acquire all of the DGIC shares (i.e., the initial investment beginning in 1994 that acquired 27.2 percent of the DGIC shares and the June 26, 2003 transaction to acquire the remaining 72.8 percent).

     The first component of the purchase accounting was based on Nestlé’s original ownership of 9,563,016 shares, or 27.2 percent (the Nestlé Original Equity Investment), of the total 35,101,634 DGIC shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was recorded at the historical cost of Nestlé’s Original Equity Investment as determined under U.S. GAAP. This purchase price was allocated on a preliminary basis to the DGIC assets and liabilities based on the original DGIC historical cost multiplied by the Nestlé Original Equity Investment ownership percentage of 27.2 percent.

     The second component of the purchase accounting was based on Nestlé’s pending purchase of the remaining 25,538,618 shares, or 72.8 percent (the Non-Nestlé Ownership), of the total 35,101,634 DGIC shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was recorded at fair value on the announcement date of the Merger Agreement (June 17, 2002), and also included the fair value of the vested and unvested stock options of DGIC and the Nestlé transaction expenses, less deferred compensation relating to the unvested stock options. This purchase price was allocated to the assets and liabilities based on a preliminary valuation study completed as of June 26, 2003 by an independent third party.

     The components of the estimated purchase price and preliminary allocation as of June 28, 2003 were as follows:

		Nestlé’s Original	Non-Nestlé
		Equity	Ownership
		Investment	at Fair Value	Total
	Notes	27.2 percent	72.8 percent	100.0 percent

Components of the Estimated Purchase Price:	(In thousands)
Nestlé Original Equity Investment in DGIC	(i )	$199,258	$	$199,258
Class A callable puttable common stock	(ii)		1,480,933	1,480,933
Long-term stock option liability	(iii)		372,097	372,097
Deferred compensation (unvested stock options)	(iv)		(51,468)	(51,468)
Nestlé transaction expenses	(v )		32,000	32,000

		$199,258	$1,833,562	$2,032,820

Components of the Preliminary Allocation:
Current assets, excluding inventories		$42,759	$114,191	$156,950
Inventories		29,445	78,749	108,194

Total current assets		72,204	192,940	265,144
Property, plant and equipment		57,200	164,071	221,271
Other assets		1,210	3,234	4,444
DGIC historical intangible assets		389	258	647
Other intangibles	(vi)		391,544	391,544
In-process research and development	(vii)		11,495	11,495
Goodwill		159,189	1,477,428	1,636,617

Total assets acquired		290,192	2,240,970	2,531,162

Current liabilities	(viii)	(40,394)	(115,583)	(155,977)
Long-term debt, less current portion		(44,485)	(118,801)	(163,286)
Deferred income taxes	(ix)	(6,055)	(173,024)	(179,079)

Total liabilities assumed		(90,934)	(407,408)	(498,342)

		$199,258	$1,833,562	$2,032,820

(i)	Nestlé’s Original Equity Investment in DGIC — Represented the historical cost of Nestlé’s initial equity investment in DGIC common stock (9,563,016 shares, or 27.2 percent) as determined using the equity method under U.S. GAAP.

(ii)	Class A callable puttable common stock — Represented the Non-Nestlé Ownership shares (25,538,618 shares, or 72.8 percent) multiplied by the average of the closing market prices of DGIC’s common stock on the Nasdaq National Market over the five business days beginning with the two business days prior to the announcement date of the Merger Agreement and ending with the two business days following the announcement date of the Merger Agreement ($57.99 per share, the Announcement Date Average Closing Price). As described more fully in Note 17, the Class A callable puttable common stock is being accreted to the put value of $83.00 per share.

(iii)	Long-term stock option liability — Represented the fair value of the DGIC vested and unvested stock options as calculated under the Black-Scholes option-pricing model. As described more fully in Note 15, the vested and unvested stock options are being accreted to the put value of the Class A callable puttable common stock of $83.00 per share.

(iv)	Deferred compensation (unvested stock options) — Represented the deferred compensation associated with the unvested stock options. The intrinsic value of the unvested stock options was allocated to unearned compensation to the extent future service is required in order to vest the unvested stock options. As described more fully in Note 15, this unearned compensation will be charged to stock compensation expense, a component of Selling, General and Administrative expense, as services are performed.

(v)	Nestlé transaction expenses — Represented the Dreyer’s Nestlé Transaction expenses incurred and paid by an affiliate of Nestlé. As described more fully in Note 18, these expenses were recorded as a capital contribution and classified as Class B capital in excess of par.

(vi)	Other intangibles — Represented the identifiable intangible assets relating to the Non-Nestlé Ownership purchase price allocation. See Note 11 for more detail, including estimated useful lives, of identifiable definite-lived and indefinite-lived intangible assets.

(vii)	In-process research and development — Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the acquired in-process research and development costs have been expensed. The in-process research and development costs relate to a new product that DGIC is developing to provide consumers with an enhanced ice cream eating experience. The initial development work on a subset of the project had been completed as of the Merger Closing Date. An appraisal was performed by an independent third party to determine the fair value of these costs; a discounted probable future cash flow analysis was performed, anticipating material changes from the historical cash flows, such as higher margins, due to the superiority of the new product compared with the old product. A 13 percent discount rate was applied, as well as an exponentially declining (20 percent per year) probability factor of continued business, to each year of the projection period and to the residual value. Cash flows associated with the project are expected to commence in 2004.

(viii)	Current liabilities — Included in the Non-Nestlé Ownership current liabilities were certain liabilities that were incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction. These liabilities are itemized below and were included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent, or $2,893,000, of the following divestiture expenses totaling approximately $10,600,000, were charged to expense:

•	$5,000,000 — Cancellation fee paid to Godiva Chocolatier, Inc. for the assignment of the license of the Godiva brand to Integrated Brands.

•	$2,500,000 — Transaction expenses incurred and to be incurred by CoolBrands that were reimbursed by DGICH.

•	$3,100,000 — Marketing expenses related to the Divested Brands that were paid or are payable by DGICH.

(ix)	Deferred income taxes — Represented the deferred tax liability recorded to reflect the increase in book value for inventory, fixed assets and intangible assets as a result of purchase accounting. This deferred tax liability was established using a 39 percent effective rate, the rate DGICH believed would be in effect at the time the deferred tax temporary differences reverse.

Changes in Goodwill

     The change in Goodwill for the three quarters ended September 27, 2003 consisted of the following:

(In thousands)
Balance as of December 31, 2002	$381,215
Goodwill acquired in the Dreyer’s Nestlé Transaction	1,636,617
Union City manufacturing facility closure (Note 5)	599
Income tax benefit from exercise of stock options(1)	(63,654)
Divested Brand marketing expenses	67

Balance as of September 27, 2003	$1,954,844

(1)	During the quarter ended September 27, 2003, DGICH recorded a debit to long term Deferred Income Taxes and a noncash credit to Goodwill of $63,654,000 related to the income tax benefit from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Loss on Divestiture

     The loss on divestiture consisted of the following:

	Quarter Ended	Three Quarters Ended
	Sept. 27 2003	Sept. 27 2003

	(In thousands)
Impairment of Purchased Assets (Note 10)	$	$8,715
Loss on sale of Divested Brand inventory (Note 7)	223	223
Divestiture expenses	100	2,993

Balance as of September 27, 2003	$323	$11,931

Pro forma disclosures

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

	Quarter Ended		Three Quarters Ended

	Sept. 27,	Sept. 29,	Sept. 27,	Sept. 29,
	2003	2002	2003	2002

		(In thousands)
Pro forma net revenues	$513,465	$519,236	$1,377,848	$1,425,243

Pro forma net loss(1)	$(9,477)	$(46,930)	$(89,308)	$(50,704)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(64,806)	$(96,660)	$(266,621)	$(214,527)

Pro forma net loss per Class A callable puttable and Class B common share(3)	$(.71)	$(1.07)	$(2.96)	$(2.38)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of DGICH. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of the Class A callable puttable common stock reduces the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders (Note 17).

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

NOTE 5 — Restructuring

     As of the Merger Closing Date, DGICH had begun to formulate a comprehensive plan (the Restructuring Plan) to restructure certain activities in an effort to realize the synergies of the Dreyer’s Nestlé Transaction. DGICH expects to finalize this plan during the fourth quarter of 2003.

     During the third quarter of 2003, as a preliminary step in the Restructuring Plan, DGICH decided to close its Union City, California manufacturing facility. This facility is expected to close in the first half of 2004 at which time production will be transferred to other facilities.

     DGICH is currently unable to estimate the majority of the exit costs related to the closure of the Union City facility. These costs may include severance and related costs for the manufacturing employees who are covered under collective bargaining agreements with the Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39, and losses on the disposal of machinery, equipment and real estate at the manufacturing facility. DGICH expects to complete its estimates and record the exit costs for this facility during the fourth quarter of 2003.

     While DGICH is unable to estimate the majority of the exit costs for the Union City facility, it was able to estimate that the severance and related costs for the 20 nonunion employees in the Research and Development Department located at the facility will total approximately $824,000. Of this total, $599,000, representing the 72.8 percent Non-Nestlé Ownership, has been recorded as a component of the purchase price of DGIC resulting in a corresponding increase in Goodwill (Note 4) as of September 27, 2003. The remaining $225,000, representing the 27.2 percent Nestlé Original Equity Investment, will be charged to expense in the fourth quarter of 2003 when the affected employees are notified of their terminations.

     When DGICH finalizes the Restructuring Plan, additional restructuring costs are expected to be incurred. These costs include, but are not limited to, additional severance and related costs, losses associated with exiting DGIC leases or with the selling of DGIC-owned property and the disposal of machinery and equipment. Such costs will be recorded as a component of the purchase price of DGIC and will result in a corresponding increase in Goodwill to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these costs, representing the Nestlé Original Equity Investment, will be charged to expense in the period incurred. All costs associated with restructuring activities at facilities previously owned by NICC will be charged to expense as incurred.

NOTE 6 — Trade Accounts Receivable and Significant Customers

     Trade accounts receivable, net at September 27, 2003 and December 31, 2002 consisted of the following:

	Sept. 27, 2003	Dec. 31, 2002

	(In thousands)
Trade accounts receivable	$150,657	$54,747
Allowance for doubtful accounts	(6,133)	(3,104)

	$144,524	$51,643

     Trade accounts receivable balances at September 27, 2003 and December 31, 2002 for significant customers were as follows:

	Sept. 27, 2003	Dec. 31, 2002

	(In thousands)
Kroger Co.	$12,032	$3,049
Albertson’s, Inc.	10,917	1,842
Safeway, Inc.	9,889	2,513

	$32,838	$7,404

     Prior to the closing of the Dreyer’s Nestlé Transaction, Dreyer’s was a large customer of NICC, representing nine percent of net sales for the three quarters ended September 29, 2002. With the closing of the Dreyer’s Nestlé Transaction on June 26, 2003, sales between NICC and DGIC are now considered an intercompany transaction that is eliminated in consolidation. As a result, DGIC is no longer considered a customer for financial reporting purposes.

NOTE 7 — Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 27, 2003 and December 31, 2002 consisted of the following:

	Sept. 27, 2003	Dec. 31, 2002

	(In thousands)
Raw materials	$20,141	$9,399
Finished goods	117,516	43,312

	$137,657	$52,711

     Inventories on consignment with retailers and distributors included in the above balances at September 27, 2003 and December 31, 2002 totaled $9,683,000 and $425,000, respectively.

Loss on Sale of Divested Brand Inventory

     The Divested Brand inventory was sold to Integrated Brands on the Divestiture Closing Date. The net book value of the Divested Brand inventory of $8,405,000 was reduced to the purchase price of $8,182,000, resulting in a $223,000 loss on divestiture for the quarter and three quarters ended September 27, 2003. This amount is included in Loss on divestiture in the Consolidated Statement of Operations.

NOTE 8 — Butter Investments

     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, DGICH will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since DGICH’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other expense, net. DGICH typically holds its butter investments for up to six months.

     Investments in butter, included in Prepaid expenses and other, totaled $5,175,000 at September 27, 2003. There were no investments in butter at December 31, 2002. During the quarters ended September 27, 2003 and September 29, 2002, losses from butter investments totaled $789,000 and $510,000, respectively. During the three quarters ended September 27, 2003 and September 29, 2002, DGICH recorded losses from butter investments of $832,000 and $1,508,000, respectively.

NOTE 9 — Employee Loans

     In connection with the Dreyer’s Nestlé Transaction, DGICH has agreed to forgive all outstanding amounts due under loan agreements with NICC employees if the NICC employee debtor is terminated as a result of the integration, or by December 31, 2003, whichever occurs first. As a result of this agreement, DGICH forgave $2,736,000 of employee loans during the three quarters ended September 27, 2003. Forgiveness of employee loans are included in Severance and retention expense in the Consolidated Statement of Operations (Note 12). In the first quarter of 2003, $543,000 of employee loans were repaid, resulting in a reduction in total employee loans of $3,279,000.

NOTE 10 — Property, Plant and Equipment, Net

     Property, plant and equipment, net at September 27, 2003 and December 31, 2002 consisted of the following:

	Sept. 27, 2003	Dec. 31, 2002

	(In thousands)
Machinery and equipment	$190,488	$84,954
Buildings and improvements	127,288	62,822
Retail freezer cabinets with customers and distributors	41,854	42,050
Computer equipment and software	41,924	21,779
Office furniture and fixtures	5,455	2,887

	407,009	214,492
Accumulated depreciation and amortization	(54,529)	(25,026)
Allowance for retail freezer retirements	(6,748)

	345,732	189,466
Land	20,802	7,418
Construction in progress	29,011	14,364

	$395,545	$211,248

     Depreciation expense for property, plant and equipment was $18,195,000 and $31,513,000 for the quarter and three quarters ended September 27, 2003, respectively. Depreciation expense for property, plant and equipment was $6,305,000 and $18,326,000 for the quarter and three quarters ended September 29, 2002, respectively.

Allowance for Retail Freezer Retirements

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. As specific freezer cabinets are reported or identified as retired through physical counts, the net carrying amount of the retired freezer cabinets, if any, will be applied against this allowance. The provision for freezer retirements of $7,650,000 was recorded during the second quarter of 2003. Changes to the freezer retirement allowance are included in Cost of goods sold in the Consolidated Statement of Operations.

     The change in the allowance for freezer retirements for the three quarters ended September 27, 2003 consisted of the following:

(In thousands)
Balance at December 31, 2002
Provision for freezer retirements	$(7,650)
Reduction in freezer allowance	902

Balance at September 27, 2003	$(6,748)

     DGICH rents its freezer cabinets to retailers under short-term contracts. These short-term contracts are generally month-to-month arrangements. The net carrying amount of freezer cabinets with retail customers and independent distributors was $19,859,000 (original cost of $41,854,000 less accumulated depreciation of $15,247,000 and an allowance for retirements of $6,748,000) and $34,258,000 (original cost of $42,050,000 less accumulated depreciation of $7,792,000) at September 27, 2003 and December 31, 2002, respectively.

Change in Estimate

     During the quarter ended September 27, 2003, DGICH concluded that the NICC financial and distribution data processing would be transferred to the corresponding DGIC systems by mid-year 2004. As a result, DGICH shortened the estimated useful lives of the affected assets to twelve months on a prospective basis as of the beginning of the quarter ended September 27, 2003. This change resulted in a $1,709,000 increase in depreciation expense and an increase in net loss, after the effect of the related income tax benefit, of $(1,145,000), or $(.01) and $(.02) per diluted common share, for the quarter and three quarters ended September 27, 2003, respectively.

     During the quarter ended June 28, 2003, DGICH changed to a statistical-based sampling methodology to estimate retail freezer cabinet retirements (Note 2). Based on the results of the initial statistical sample and recent historical experience, DGICH concluded that the estimated useful lives of these assets should be shortened from eight to five years on a prospective basis as of the beginning of the quarter ended September 27, 2003. This change resulted in a $1,428,000 increase in depreciation expense and an increase in net loss, after the effect of the related income tax benefit, of $(957,000), or $(.01) per diluted common share, for both the quarter and three quarters ended September 27, 2003.

Loss on Sale of Distribution Assets

     The Purchased Assets (Note 3) were sold to Integrated Brands on the Divestiture Closing Date. The net book value of the Purchased Assets, primarily distribution assets, of $10,533,000 was reduced to the purchase price of $1,818,000 during the quarter ended June 28, 2003, resulting in an impairment of assets held for sale of $8,715,000. This $8,715,000 amount is included in Loss on divestiture in the Consolidated Statement of Operations for the three quarters ended September 27, 2003 (Note 4).

NOTE 11 — Other Intangibles, Net

     The gross carrying amount and related accumulated amortization of other intangibles at September 27, 2003 consisted of the following:

	September 27, 2003

		Gross
		Carrying	Accumulated
	Lives	Amount	Amortization	Net

	(In thousands)
DGIC historical definite-lived other intangibles
Distribution rights	0.5 year	$292	$146	$146
Foreign trademark	0.8 year	66	22	44
Covenants not to compete	4.3 years	289	14	275

		647	182	465

Acquired definite-lived other intangibles
Joint venture agreement	0.5 year	218	112	106
Whole Fruit Bar brand	1 year	1,819	465	1,354
Distribution agreement	8.2 years	3,783	121	3,662
Call option agreement	8.3 years	1,674	53	1,621
Flavor formulations	10 years	4,365	112	4,253
Customer relationships — foodservice	14 years	800	15	785
Customer relationships — non-grocery	27 years	6,901	65	6,836
Customer relationships — grocery	29 years	44,653	393	44,260
Independent distributors	29 years	2,547	22	2,525
Favorable leasehold arrangements	84.6 years	728	2	726

		67,488	1,360	66,128

Acquired indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453
Edy’s brand name	Indefinite	176,507		176,507
Base formulations/brand processes	Indefinite	13,096		13,096

		324,056		324,056

Subtotal — acquired other intangibles		391,544	1,360	390,184

Total other intangibles		$392,191	$1,542	$390,649

     The gross carrying amount and related accumulated amortization of Other intangibles, net (covenant not to compete) at December 31, 2002 was $700,000 and $175,000, respectively.

     Amortization expense of other intangibles for the quarter and three quarters ended September 27, 2003 was $1,542,000 and $2,067,000, respectively. Amortization expense of other intangibles for the quarter and three quarters ended September 29, 2002 was $58,000 and $117,000, respectively. Future estimated amortization expense for the remaining quarter of 2003, for the four fiscal periods ending on the last Saturday of December 2004 through 2007 and thereafter are as follows:

(In thousands)
Year ending:
2003	$1,628
2004	4,067
2005	3,137
2006	3,135
2007	3,117
Thereafter	51,509

$66,593

NOTE 12 — Employee Benefit Plans

NICC Severance and Retention Plans

     Prior to the closing of the Dreyer’s Nestlé Transaction, NICC adopted a severance plan and two retention plans for employees of NICC. The purpose of these plans is to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. During the three quarters ended September 27, 2003, DGICH expensed approximately $43,169,000 of severance and retention benefits which was comprised of severance benefits of $28,984,000 and retention benefits of $14,185,000. The severance plan expenses of $28,984,000 relate to approximately 890 positions, primarily at the distribution centers that were sold to Eskimo Pie. DGICH also expects to eliminate up to an additional 150 positions in field sales, marketing, finance, distribution development, sales administration, human resources and the executive leadership team by the end of the fiscal year. Through September 27 2003, 124 employees have been paid severance. The retention plan expenses of $14,185,000 relate to the first installment of $8,321,000 for one of the retention plans and an accrual of $5,864,000 related to the second installment for one of the retention plans. The $8,321,000 was paid in July 2003. During the quarter ended September 27, 2003. DGICH reduced its provision by $783,000 as a result of both voluntary separations and individuals accepting employment at DGICH. The estimated maximum liability for the remaining unvested severance and retention plans is approximately $30,792,000. The majority of this amount is expected to be paid by the end of 2003 and the remainder during the first half of 2004.

     Severance and retention expense included in the Consolidated Statement of Operations consisted of the following:

		Three
	Quarter Ended	Quarters Ended
	Sept. 27, 2003	Sept. 27, 2003

	(In thousands)
Severance benefits	$(783)	$28,984
Retention benefits	5,864	14,185

	5,081	43,169
Forgiveness of employee loans		2,736

	$5,081	$45,905

     The change in the accrued severance and retention liability included in Accrued payroll and employee benefits in the Consolidated Balance Sheet consisted of the following:

(In thousands)
Balance at December 31, 2002
Severance and retention expense	$43,169
Payments	(17,338)

Balance at September 27, 2003	$25,831

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

NOTE 13 — Long-term Debt

Long-term debt at September 27, 2003 and December 31, 2002 consisted of the following:

	Sept. 27,	Dec. 31,
	2003	2002

	(In thousands)
Nestlé S.A. credit facility due 2005 at LIBOR plus 1.2 percent	$145,000
Note purchase agreements with principal due through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent	26,429
Nestlé USA Inc. demand notes with interest payable at LIBOR plus .29 percent		$73,142

	171,429	73,142
Less: Current portion	2,143	73,142

	$169,286	$

     The aggregate annual maturities of long-term debt as of September 27, 2003 for the next five twelve-month periods are as follows:

(In thousands)
Year

1	$2,143
2	2,143
3	153,809
4	6,667
5	6,667

$171,429

     Under its long-term debt obligations, DGICH is subject to various financial covenant requirements, including the dividend restrictions discussed below. DGICH was in compliance with its financial covenants at September 27, 2003.

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. On June 26, 2003, a third amendment to this credit agreement became effective under which DGICH was added as a party to the credit agreement and became, along with NICC and Edy’s Grand Ice Cream (a wholly-owned subsidiary of DGIC) (Edy’s), a guarantor of the line of credit. On August 27, 2003, a fourth amendment to this credit agreement became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges. Offshore borrowings under the line of credit bear interest at one-month LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line of credit bear interest at Prime plus a margin ranging from zero percent to 1.375 percent.

     At September 27, 2003, DGICH had no amounts outstanding under this line of credit. Net repayments under the line of credit were $139,000,000 in 2003. DGICH expects to refinance this line of credit when it matures in 2005.

     This revolving line of credit permits, so long as DGICH is not in default thereunder, the declaration and payment of cash dividends on DGICH’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 25, 2003), or 30 percent of DGICH’s consolidated net income for the preceding fiscal year.

Nestlé S.A. Credit Facility

     On June 27, 2003, DGICH entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, DGICH and Nestlé S.A. agreed by letter to amend the specified term definition of the bridge loan facility. Under the terms of the facility agreement, as amended, the twelve-month term can be extended at the option of DGICH up to December 31, 2005. DGICH expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin of 120 basis points (1.20 percent). At September 27, 2003, DGICH had $145,000,000 outstanding on this bridge loan facility bearing interest at 2.34 percent.

Note Purchase Agreements

     On June 6, 1996, DGICH’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements with various noteholders. On June 26, 2003, a third amendment to these Note Purchase Agreements became effective under which DGICH was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

     On September 5, 2003, a fourth amendment to the Note Purchase Agreements became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

     At September 27, 2003, DGICH had $26,429,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2004.

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

Fair Value of Financial Instruments

     At September 27, 2003, the fair value of DGICH’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to DGICH for a term equal to the same remaining maturities.

NOTE 14 — Leasing Arrangements

     DGICH conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases expire within a period of nine years (including renewal options) except one that has approximately 85 years remaining (including renewal options). Certain of these leases include non-bargain purchase options.

     Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at September 27, 2003 for the next five and later years are as follows:

Year	(In thousands)

1	$17,634
2	10,008
3	6,635
4	4,113
5	2,209
Later years	4,831

$45,430

     Rental expense under all operating leases, both cancelable and noncancelable, are as follows:

	Quarter Ended		Three Quarters Ended

	Sept. 27, 2003	Sept. 29, 2002	Sept. 27, 2003	Sept. 29, 2002

		(In thousands)
Minimum Rentals	$5,603	$3,353	$10,714	$9,157
Less: Sublease Rentals	(1,346)	(250)	(1,843)	(750)

	$4,257	$3,103	$8,871	$8,407

     Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum future payments under such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is currently unable to estimate the size or potential range of this loss.

NOTE 15 — Accounting for Stock Options

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

Risk-free interest rate	1.66%
Dividend yield	0.30%
Expected volatility(1)	23.8%
Expected life (years)	2.89
Weighted-average expected term (years)	2.82

(1)	As a result of the unique features of these securities, such as the existence of the put and call feature and the short-term nature of the security, expected volatility was estimated to be significantly less than the historical volatility of DGIC’s common stock, which has ranged between thirty and forty-five percent.

     The long-term stock option liability at September 27, 2003 consisted of the following:

		Fair Value of
	Fair Value at	Stock Option	Accretion of	Fair Value at
	June 26, 2003	Exercises	Stock Options	Sept. 27, 2003

	(In thousands)
Vested stock options	$318,769	$(193,514)	$787	$126,042
Unvested stock options	53,328		195	53,523

	$372,097	$(193,514)	$982	$179,565

     The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model is $60.69. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding is $21.39. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock. The fair value of options exercised was $193,465,000 and $193,514,000 for the quarter and three quarters ended September 27, 2003, respectively.

     The original fair value of the existing unvested options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model is $54.03. The weighted-average exercise price per unvested option share is $25.74. None of the unvested options at June 26, 2003 vested during the quarter and three quarters ended September 27, 2003.

     The vested and unvested options will accrete to fair value using the effective interest rate method until December 1, 2005 (Initial Put Date), when the put value of the Class A callable puttable common stock will be $83 per share (Note 17). The weighted-average share price of the vested and unvested options at the Initial Put Date will be $64.38 and $55.96, respectively (representing the $83.00 put price, less the weighted average option grant price). The amount of the increase in fair value was $935,000 and $982,000 for the quarter and the three quarters ended September 27, 2003, respectively. The accretion of vested stock options is included in Other expense, net in the Consolidated Statement of Operations and was $744,000 and $787,000 for the quarter and three quarters ended September 27, 2003, respectively. The accretion of the unvested stock options is included in Selling, general and administrative expenses in the Consolidated Statement of Operations and was $191,000 and $195,000 for the quarter and three quarters ended September 27, 2003, respectively.

Deferred Compensation on Unvested Stock Options

     Pursuant to FIN 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation will be expensed throughout the term of the three-year employment agreements as service is performed. The amount of stock compensation expense for the quarter and three quarters ended September 27, 2003 was $9,750,000 and $9,964,000, respectively, and is included in Selling, general and administrative expenses in the Consolidated Statement of Operations, The short-term portion of unearned compensation of $20,980,000 is included in Prepaid expenses and other in the Consolidated Balance Sheet. The long-term portion of unearned compensation of $20,523,000 is included in Other assets in the Consolidated Balance Sheet.

NOTE 16 — Commitments and Contingencies

     The FTC retains the authority to enforce the terms and conditions of the Order (Note 3) as well as to impose financial penalties on DGICH for non-compliance with the Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Order. The imposition of an interim monitor or trustee could subject DGICH to additional reporting requirements, costs and administrative expense.

     At September 27, 2003, DGICH was a co-applicant on irrevocable standby letters of credit of $7,925,000 issued by Citibank, N.A. on behalf of NICC.

     DGICH is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, both individually and in the aggregate, will not have a material adverse effect on DGICH’s financial position, results of operations or cash flows. During the quarter ended September 27, 2003, DGICH incurred settlement costs and expenses of approximately $3,351,000 in connection with resolving certain litigation matters.

     DGICH’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of DGICH’s products. These contractual commitments are not in excess of expected manufacturing requirements over the next 15 months. Future minimum purchase obligations for the next five years and thereafter at September 27, 2003 total approximately $146,534,000.

NOTE 17 — Class A Callable Puttable Common Stock

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

     The following table summarizes the 2003 activity of the Class A callable puttable common stock in the Consolidated Balance Sheet:

			Capital in	Notes
	Shares	Par Value	Excess of Par	Receivable	Total

			(In thousands)
Balances at December 31, 2002
Conversion of DGIC common stock to Class A callable puttable common stock	25,539	$255	$1,480,678		$1,480,933
Conversion of notes receivable from DGIC common stockholders to notes receivable from Class A callable puttable common stockholders				$(1,932)	(1,932)
Stock option exercises	3,171	32	193,482		193,514
Cash received for stock option exercises			52,541		52,541
Accretion of Class A callable puttable common stock			56,570		56,570
Repayments of notes receivable from Class A callable puttable common stockholders				758	758

Balances at September 27, 2003	28,710	$287	$1,783,271	$(1,174)	$1,782,384

     The Class A callable puttable common stock is being accreted from the closing of the Dreyer’s Nestlé Transaction at the Announcement Date Average Closing Price to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method. Accretion of the Class A callable puttable common stock for the quarter and three quarters ended September 27, 2003 totaled $55,329,000 and $56,570,000, respectively.

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

     The Governance Agreement of DGICH permits the declaration and payment of cash dividends on DGICH’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of DGICH’s consolidated net income for the preceding fiscal year. The Governance Agreement provides that the calculation of net income will exclude the ongoing noncash impacts of accounting entries arising from the accounting for the merger agreement transactions.

NOTE 18 — Class B Common Stock

     All DGIC common stock owned by Nestlé prior to the Merger Closing Date, 9,563,016 shares, were converted into Class B common stock. In addition, 55,001,299 shares of Class B common stock were issued to NICC Holdings as a result of the Dreyer’s Nestlé Transaction. As a result, 64,564,315 shares of Class B common stock are issued and outstanding as of September 27, 2003.

     During 2002, an affiliate of Nestlé incurred expenses of $14,693,000 relating to the Dreyer’s Nestlé Transaction. In the three quarters ended September 27, 2003, this same affiliate of Nestlé incurred an additional $17,145,000 of those expenses, for a total of $31,838,000. DGICH recorded these expenses as a capital contribution and classified them as Class B capital in excess of par.

NOTE 19 — Net Loss Per Class A Callable Puttable and Class B Common Share

     The denominator for basic net loss per share includes the number of weighted-average common shares outstanding. The denominator for diluted net loss per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities. The following table reconciles the numerators and denominators of the basic and diluted net loss per common share calculations:

	Quarter Ended		Three Quarters Ended

	Sept. 27, 2003	Sept. 29, 2002	Sept. 27, 2003	Sept. 29, 2002

		(In thousands, except per share amounts)
Net loss	$(9,636)	$(47,869)	$(64,824)	$(53,228)
Less: accretion of Class A callable puttable common stock	55,329		56,570

Net loss available to Class A callable puttable and Class B common stockholders	$(64,965)	$(47,869)	$(121,394)	$(53,228)

Weighted-average Class A callable puttable and Class B common shares-basic and diluted	90,898	64,564	73,629	64,564

Net loss per Class A callable puttable and Class B common share:
Basic	$(.71)	$(.74)	$(1.65)	$(.82)

Diluted	$(.71)	$(.74)	$(1.65)	$(.82)

     The weighted-average shares presented above for the quarter and three quarters ended September 27, 2003 include the shares that are now classified as Class B common shares for the entire period and the Class A callable puttable common shares beginning on the Merger Closing Date. The weighted-average shares presented above for the quarter and three quarters ended September 29, 2002 include the shares that are now classified as Class B common shares of 64,564,315. Diluted net loss per common share is equal to basic net loss per common share because the effect of common stock equivalents is anti-dilutive.

Anti-dilutive Securities

     Potentially dilutive securities, which include stock options, are excluded from the calculations of diluted net loss per common share when their inclusion would have an anti-dilutive effect. During the quarter and three quarters ended September 27, 2003, 3,032,000 and 3,270,000, respectively, of potentially dilutive securities, were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted shares, and diluted loss per common share. There were no potentially dilutive securities during the quarter and three quarters ended September 29, 2002.

NOTE 20 — Related Parties

     In connection with the Dreyer’s Nestlé Transaction, NICC entered into a transition services agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services. Also in connection with the Dreyer’s Nestlé Transaction, NICC entered into a research and development agreement with Nestec Ltd., an affiliate of Nestlé S.A., for the provision of certain limited research and development services being performed by Nestec Ltd. for NICC prior to the Merger Closing Date.

     In addition, the following agreements which were entered into by NICC prior to the Merger Closing Date remain in effect: Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé Prepared Foods Company (formerly known as Nestlé USA – Prepared Foods Division, Inc.) and NICC, as amended; Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Société des Produits Nestlé S.A., Nestec Ltd. and NICC, as amended; Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé Prepared Foods Company (formerly known as Nestlé USA – Prepared Foods Division, Inc.) and NICC, as amended; Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A. Nestec Ltd., Société des Produits Nestlé S.A., and NICC, as amended; Nestlé International Co-Pack Agreement dated a of October 8, 1999, by and between NICC (formerly known as Ice Cream Partners USA, LLC) and Nestlé Prepared Foods Company (formerly known as Nestlé USA – Prepared Foods Division, Inc.); Häagen-Dazs Japan Co-Pack Agreement dated as of October 8, 1999, by and among The Pillsbury Company, Nestlé USA – Food Group, Inc. and NICC.

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

     We have based the forward-looking statements relating to DGICH’s operations on management’s current expectations, estimates and projections about DGICH and the industry in which it operates. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, DGICH’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), including, but not limited to the following:

•	the level of consumer spending for frozen dessert products;

•	DGICH’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties related to DGICH’s recent merger transaction, including the integration of its operating companies, divestiture of assets and compliance with the Federal Trade Commission’s order;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in DGICH’s products;

•	DGICH’s ability to develop, market and sell new frozen dessert products;

•	the success of DGICH’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of DGICH’s products;

•	responsiveness of both the trade and consumers to DGICH’s new products and marketing and promotion programs;

•	the cost associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks, which could affect commodity and service costs to DGICH.

The Merger Agreement

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

     Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum future payments under such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

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

     Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). On July 23, 2003, Ben & Jerry’s gave notice to DGIC that per the terms of the Order, the B&J Agreement would be deemed terminated effective December 31, 2003. The Order also provides for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the termination agreement between Mars and DGIC, Mars may terminate DGIC’s manufacturing and distribution for Mars prior to December 31, 2003, or alternatively continue DGIC’s distribution of Mars products until June 30, 2004. The 2003 gross profit impact of both of these terminations on the combined businesses of DGIC and NICC is estimated to be less than five percent of the estimated 2003 full year gross profit.

Restructuring

     As of the Merger Closing Date, DGICH had begun to formulate a comprehensive plan (the Restructuring Plan) to restructure certain activities in an effort to realize the synergies of the Dreyer’s Nestlé Transaction. DGICH expects to finalize this plan during the fourth quarter of 2003.

     During the third quarter of 2003, as a preliminary step in the Restructuring Plan, DGICH decided to close its Union City, California manufacturing facility. This facility is expected to close in the first half of 2004 at which time production will be transferred to other facilities.

     DGICH is currently unable to estimate the majority of the exit costs related to the closure of the Union City facility. These costs may include, severance and related costs for the manufacturing employees who are covered under collective bargaining agreements with the Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39, and losses on the disposal of machinery, equipment and real estate at the manufacturing facility. DGICH expects to complete its estimates and record exit costs for these activities during the fourth quarter of 2003.

     While DGICH is unable to estimate the majority of the exit costs for the Union City facility, it was able to estimate that the severance and related costs for the 20 nonunion employees in the Research and Development Department located at the facility will total approximately $824,000. Of this total, $599,000, representing the 72.8 percent Non-Nestlé Ownership, has been recorded as a component of the purchase price of DGIC resulting in a corresponding increase in Goodwill as of September 27, 2003. The remaining $225,000, representing the 27.2 percent Nestlé Original Equity Investment, will be charged to expense in the fourth quarter of 2003 when the affected employees are notified of their terminations.

     When DGICH finalizes the Restructuring Plan, additional restructuring costs are expected to be incurred. These costs include, but are not limited to, additional severance and related costs, losses associated with exiting DGIC leases or with the selling of DGIC-owned property and the disposal of machinery and equipment. Such costs will be recorded as a component of the purchase price of DGIC and will result in a corresponding increase in Goodwill to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these costs representing the Nestlé Original Equity Investment, will be charged to expense in the period incurred. All costs associated with restructuring activities at facilities previously owned by NICC will be charged to expense as incurred.

Business Strategy

     DGICH manufactures and distributes ice cream and other frozen dessert products. The “Dreyer’s Grand Ice Cream®” line of products is marketed throughout the western states and Texas and select markets in the Far East. The “Edy’s Grand Ice Cream” line of products is sold under the Edy’s® brand name throughout the remaining regions of the United States and select markets in the Caribbean and South America. DGICH manufactures and/or distributes products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits,

and Nestec Ltd., including Häagen-Dazs ice cream, Drumstick® ice cream sundae cones, Nestlé® Crunch and Butterfinger® ice cream bars and Carnation® ice cream sandwiches. DGICH also manufactures under license and/or distributes brand ice cream and frozen dessert products for other companies.

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

     DGICH’s products are offered for sale in a large variety of retail outlets, including grocery stores, convenience stores, club stores, restaurants, movie theaters, hotels, other retailers, and to affiliates of Nestlé for export. In addition, DGICH provides Häagen-Dazs ice cream to General Mills, Inc. for export and to Häagen-Dazs retail shops.

     DGICH also believes that selling and distribution play an important role in increasing consumer demand for DGICH’s owned and licensed brands. DGICH has built, and will continue to invest in, a national infrastructure of sales and distribution capabilities. Unlike many other ice cream manufacturers, DGICH operates its own direct-store-distribution system in most regions across the United States to distribute frozen dessert products directly to retail ice cream cabinets. DGICH also distributes products through independent direct-store distributors, retailers’ own warehouses and foodservice distributors. DGICH believes that each of these methods of distribution is appropriate for various products and channels, but that its own direct-store system is central to its strategy for generating sales growth. DGICH also invests in freezer cabinets in retail outlets to increase consumer demand for DGICH’s products. These cabinets are either serviced by DGICH’s own distribution routes, or are leased to independent distributors who stock DGICH’s products in them.

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

Risks and Uncertainties

     The business combination of DGIC and NICC involves the integration of two businesses that previously operated independently. It is possible that DGICH will not be able to integrate the operations of DGIC and NICC without encountering difficulties. DGICH is in the process of evaluating and implementing consistent internal controls across the combined companies, although this process has not been completed. Any difficulty in successfully integrating the operations of the two businesses, including the implementation of consistent internal controls, could have a material adverse effect on the business, financial condition, results of operations or liquidity of DGICH, and could lead to a failure to realize the anticipated synergies of the combination. DGICH’s management will be required to dedicate substantial time and effort to the integration of DGIC and NICC. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters. If DGICH’s plans for expansion of its existing manufacturing facilities or build out of new manufacturing facilities are delayed, such delays could have a material adverse effect on DGICH’s business, financial condition, results of operations and cash flows.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the FTC required that DGIC and NICC divest certain assets. In accordance with the Order, DGIC sold its Dreamery and Whole Fruit Sorbet brands and assigned its license to the Godiva ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by DGICH to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on DGICH’s business, financial condition, results of operations and cash flows.

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

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. No assurance can be made that the net book value of unreported freezer cabinet retirements is not in excess of DGICH’s allowance for such retirements.

     As a result of the Dreyer’s Nestlé Transaction, DGICH has recorded a substantial investment in goodwill. In the event of a decline in DGICH’s business, goodwill could be impaired, resulting in a noncash charge. Such a noncash charge could have a material adverse effect on DGICH’s financial results.

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

     The primary factors causing volatility in DGICH’s manufacturing costs are the costs of dairy raw materials and other commodities used in DGICH’s products. Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. Over the last 10 years, the price of butter in the United States has averaged $1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development, and does not have sufficient liquidity to enable DGICH to fully reduce its exposure to the volatility of the market. However, DGICH has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect DGICH’s performance, including, but not limited to, its profitability and cash flow.

     Vanilla is another significant raw material used in the manufacture of DGICH’s products. Recent adverse weather conditions in a key growing region have reduced the supply of vanilla, resulting in substantial cost increases. At the present time, DGICH is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the cost of vanilla could have a material adverse effect on DGICH’s profitability and cash flow.

     Periodically, DGICH has been involved in litigation as both plaintiff and defendant. Any litigation, with or without merit, can be time-consuming, result in high litigation costs, impose damage awards, require substantial settlement payments and divert management’s attention and resources. Impacts such as these could have a material adverse effect on DGICH’s business, including financial condition, results of operations, and cash flows. No assurance can be made that DGICH will not be involved in litigation that is material to its business.

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. DGICH believes that the following critical accounting policies, which DGICH senior management has discussed with the audit committee of the board of directors, represent the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Trade Promotions

     In order to market and promote the sales of its products, DGICH may temporarily lower its price on selected products in order to encourage retailers to, in turn, lower their price to consumers. Trade promotion costs include these temporary discounts offered to retailers (referred to as variable or off-invoice promotion) as well as the cost of promotional advertising and in-store displays paid to retailers (referred to as fixed promotion). Typically, the timing of DGICH’s trade promotion discount will correspond with a retailer’s promotional program, usually spanning two to four weeks. Trade promotion spending is seasonal, with the highest levels of activity occurring during the spring and summer months. On selected new product introductions, DGICH may pay retailers a single payment stocking allowance that is usually based on the amount of retail shelf spaced to be occupied by the new product.

     Accruals for trade promotions are recorded in the period in which the trade promotion occurs based on a combination of the actual and estimated amounts incurred. Accruals for variable promotions are primarily based on the actual number of units sold and, to a lesser extent, estimates based on each customer’s historic and planned rate of volume sales of the promoted product. Accruals for fixed promotions are primarily based on actual trade promotion contracts with retailers and, to a lesser extent, estimates based on each customer’s historic and planned rate of fixed trade promotion spending.

     While accruals for trade promotions are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) and, to a lesser extent, when the customer takes a deduction from a subsequent remittance. Settlement of fixed promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer. Variable and fixed trade promotion spending is recorded as a reduction in sales in the period in which the trade promotion occurs. Stocking allowances are recorded as a reduction in sales in the period in which the related products are placed on the retailer’s shelves.

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

     The accrual for future trade promotion settlements as of September 27, 2003 was $30,955,000. A variation of five percent in this quarter end accrual would change the trade promotion expense by approximately $1,548,000.

Retail Freezer Cabinets

     To facilitate the sales of products, DGICH has placed a large number of freezer cabinets with selected retailers and independent distributors. During the quarter ended June 28, 2003, DGICH concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, DGICH employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to DGICH. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, will be applied against this allowance. At September 27, 2003, the balance in the allowance for freezer retirements totaled $6,748,000. Changes to the freezer retirements allowance are included in Cost of goods sold in the Consolidated Statement of Operations.

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

     The net carrying value of freezer cabinets with retail customers and independent distributors was $19,859,000 (original cost of $41,854,000, less accumulated depreciation of $15,247,000 and an allowance for retirements of $6,748,000) and $34,258,000 (original cost of $42,050,000, less accumulated depreciation of $7,792,000) at September 27, 2003 and December 31, 2002, respectively.

Goodwill

     As a result of the recent combination of DGIC and NICC pursuant to the Dreyer’s Nestlé Transaction, DGICH currently maintains different goodwill impairment methodologies for each of its two primary operating companies, DGIC and NICC. Over the next 15 months, the operations of these two companies will be integrated. As this integration proceeds, the NICC goodwill impairment methodology will be phased-out and replaced by the methodology employed by DGIC. After the operations have been integrated, DGICH will only employ the DGIC methodology described below.

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

     DGIC performs its impairment test on each of its current five reporting units. These reporting units correspond to DGIC’s current five geographic segments that it uses to manage its operations. DGIC will allocate the goodwill resulting from the recent acquisition of DGIC, as well as many of the newly-acquired definite-lived and indefinite-lived intangibles to each of DGIC’s reporting units based on the relative fair value of each reporting unit to the total fair value of DGICH. All of DGIC’s acquisitions that occurred before the Dreyer’s Nestlé Transaction (usually small regional distributors) were located entirely within a single reporting unit. Consequently, DGIC has been able to specifically assign this goodwill to its reporting units for purposes of impairment testing. DGIC estimates the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). DGIC employs an earnings multiple that it believes is the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. As a result, actual results may differ and these differences could be material. As of August 23, 2003, DGIC’s impairment testing reported fair value greater than its carrying value for all reporting units.

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

     At September 29, 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and recorded an impairment charge of $69,956,000 to reduce the carrying value of its goodwill to equal its estimated fair market value. As a result of this impairment, the carrying value of NICC now closely approximates its fair market value. Therefore, a moderate decline in the fair market value of NICC could result in another impairment of NICC’s goodwill and that impairment charge could be material.

     Goodwill at September 27, 2003 and December 31, 2002, totaled $1,954,844,000 and $381,215,000, respectively.

Employee Bonuses and Profit-Sharing Plan Contributions

     DGICH’s liabilities for employee bonuses and profit-sharing plan contributions are based primarily on estimated full-year profitability as compared to DGICH’s annual profit plan. These accruals are allocated to interim fiscal quarters on a pro rata basis (e.g. 75 percent of the estimated full-year liability at the end of the third quarter).

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

     DGICH’s liability for employee bonuses and profit-sharing plan contributions totaled $17,326,000 at September 27, 2003. A variation of five percent in this quarter-end accrual would change the expense of these programs by $866,000.

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

     DGICH’s liability for self-insured health plans at September 27, 2003 and December 31, 2002 totaled $3,896,000 and $953,000, respectively. Self-insurance claims deposits to third-party claims processors for workers compensation and vehicle losses totaled $9,372,000 and $3,595,000, at September 27, 2003 and December 31, 2002, respectively. The cost of claims is charged to expense as incurred.

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

     During the quarter ended September 27, 2003, DGICH determined that the estimated useful life of its freezers should be shortened from eight years to five years. DGICH decreased the remaining depreciable life on a prospective basis. This resulted in an increase in depreciation expense of $(1,428,000) and an increase in net loss of $(957,000), or $(.01) per diluted common share, after the effect of the related income tax benefit, for both the quarter and three quarters ended September 27, 2003.

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

     At September 27, 2003 and December 31, 2002, the allowance for doubtful accounts totaled $6,133,000 and $3,104,000, respectively.

     These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Results of Operations

Predecessor Entities

     DGICH is the successor entity to NICC. DGICH was formed as a result of the Dreyer’s Nestlé Transaction on the Merger Closing Date. The accompanying DGICH Consolidated Financial Statements and related notes that are as of a date, or for a period ended, before June 26, 2003, represent the accounts of NICC or its predecessor entities.

     The Consolidated Financial Statements for the quarter ended September 27, 2003 include the results of operations of DGIC and NICC for the period from June 29, 2003 to September 27, 2003. The Consolidated Financial Statements for the three quarters ended September 27, 2003 reflect the results of operations of NICC for the entire period, plus the results of DGIC for the 93 days following the combination of the businesses of DGIC and NICC on the Merger Closing Date. The Consolidated Financial Statements for the quarter and three quarters ended September 29, 2002 include the results of operations of NICC only.

Financial Overview

     For the quarter ended September 27, 2003, DGICH reported a net loss available to Class A callable puttable and Class B common stockholders of $(64,965,000), or $(.71) per diluted common share, compared to a net loss available to Class B common stockholders of $(47,869,000), or $(.74) per diluted common share, for the corresponding 2002 period. For the three quarters ended September 27, 2003, DGICH reported a net loss available to Class A callable puttable and Class B common stockholders of $(121,394,000), or $(1.65) per diluted common share, compared to a net loss available to Class B common stockholders of $(53,228,000), or $(.82) per diluted common share, for the corresponding 2002 period. Total net revenues increased 185 percent for the quarter ended September 27, 2003 to $514,893,000 from $180,778,000 for the corresponding 2002 period. Total net revenues increased 62 percent for the three quarters ended September 27, 2003 to $806,486,000 from $498,184,000 for the corresponding 2002 period.

     Results for the quarter and three quarters ended September 27, 2003 primarily reflect substantially higher revenues and expenses as a result of the recent acquisition of the DGIC business. In addition, results for the quarter and three quarters ended September 27, 2003, were also affected by significant transaction, integration and restructuring expenses relating to the DGIC acquisition.

     For the quarter ended September 27, 2003, these transaction, integration and restructuring charges include $55,329,000 of accretion on the Class A callable puttable common stock, $9,750,000 of stock option compensation expense and $5,081,000 of employee severance and retention benefits.

     For the three quarters ended September 27, 2003, these transaction, integration and restructuring charges include $56,570,000 of accretion on the Class A callable puttable common stock, $45,905,000 of employee severance and retention benefits, $11,931,000 of loss on divestiture, $11,495,000 of in-process research and development and $9,964,000 of stock option compensation expense.

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
					Favorable (Unfavorable)

	Percentage of Total net revenues				Quarter	Three Quarters
					Ended	Ended
	Quarter Ended		Three Quarters Ended		2003	2003
					Compared	Compared
	Sept. 27, 2003	Sept. 29, 2002	Sept. 27, 2003	Sept. 29, 2002	to 2002	to 2002

Total net revenues	100.0%	100.0%	100.0%	100.0%	184.8%	61.9%

Costs and expenses:
Cost of goods sold	84.2	80.7	83.2	79.6	(197.1)	(69.2)
Selling, general and administrative	15.3	18.5	17.2	18.7	(136.2)	(48.6)
Interest, net of amounts capitalized	0.4	0.3	0.3	0.3	(262.9)	(74.6)
Royalty expense	1.3	4.0	2.3	4.1	8.4	6.9
Other expense, net	0.1	0.3	0.1	0.3	(4.1)	69.9
Severance and retention expense	1.0		5.7		(100.0)	(100.0)
Impairment of goodwill		38.7		14.0	100.0	100.0
In-process research and development			1.4			(100.0)
Loss on divestiture	0.1		1.5		(100.0)	(100.0)
Dreyer’s Nestlé Transaction expenses	0.4		0.3		(100.0)	(100.0)

	102.8	142.5	112.0	117.0	(105.5)	(54.9)

Loss before income tax benefit	(2.8)	(42.5)	(12.0)	(17.0)	81.3	(14.1)
Income tax benefit	(0.9)	(16.0)	(4.0)	(6.3)	(83.6)	1.1

Net loss	(1.9)	(26.5)	(8.0)	(10.7)	79.9	(21.8)
Accretion of Class A callable puttable common stock	10.7		7.0		(100.0)	(100.0)

Net loss available to Class A callable puttable and Class B common stockholders	(12.6)%	(26.5)%	(15.0)%	(10.7)%	(37.5)	(128.1)

Quarter ended September 27, 2003 Compared with the Quarter ended September 29, 2002

     Total net revenues for the third quarter of 2003 increased $334,115,000 or 185 percent, to $514,893,000 from $180,778,000 for the same quarter last year.

     Net sales of branded products, including brands owned by DGICH, brands licensed to DGICH and brands used by joint ventures (Company Brands), increased $176,800,000, or 103 percent, to $348,683,000 from $171,883,000 for the same quarter last year. This increase was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé transaction. Company Brands represented 68 percent of Total net revenues compared with 95 percent in the same period last year. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 31 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between DGICH’s different packaged and frozen snack products. The decrease during the quarter was primarily due to such mix shifts towards lower-priced products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 26,300,000 gallons, or 195 percent, to approximately 39,800,000 gallons as a result of the Dreyer’s Nestlé Transaction.

     Net sales of products distributed for other manufacturers (Partner Brands), increased $136,171,000, or 1,531 percent, to $145,066,000 from $8,895,000 for the same quarter last year. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction. Sales of

Partner Brands represented 28 percent of Total net revenues in 2003 compared with five percent in the same quarter last year. Average wholesale prices for Partner Brands increased approximately 129 percent. Unit sales of Partner Brands increased by 613 percent over the same quarter last year. These extraordinarily high increases are largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction.

     Other revenues, representing four percent of Total net revenues, were $21,144,000 for the quarter. This amount includes $13,347,000 of revenues received from Integrated Brands for the manufacturing and distribution of the Divested Brands, $7,567,000 of reimbursements received from Eskimo Pie for the payroll expense incurred by DGICH for employees working for Eskimo Pie in the divested distribution centers in the Territories and $230,000 of revenues related to transition services provided to Integrated Brands and Eskimo Pie to support divested distribution centers in the Territories. The cost of providing these services is included in Cost of goods sold.

     Cost of goods sold increased $287,606,000, or 197 percent, to $433,538,000 from $145,932,000 for the same quarter last year. DGICH’s gross profit increased by $46,509,000, or 133 percent, to $81,355,000 from $34,846,000, representing a 15.8 percent gross margin compared with a 19.3 percent gross margin for the same quarter last year (gross profit is defined as Total net revenues less Cost of goods sold). The increase in gross profit was primarily attributable to an increase in Total net revenues as a result of the Dreyer’s Nestlé Transaction.

     Selling, general and administrative expenses increased $45,477,000, or 136 percent, to $78,862,000 from $33,385,000 for the same quarter last year. The increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business and, to a lesser extent, stock option compensation expense of $9,750,000, settlement costs and expenses of $3,351,000 related to the resolution of certain litigation matters and payroll taxes of $2,604,000 related to stock option exercises.

     Interest expense increased $1,362,000, or 263 percent, to $1,880,000 from $518,000 for the same quarter last year, primarily due to higher average borrowings.

     Royalty expense decreased $609,000, or eight percent, to $6,656,000 from $7,265,000 for the same quarter last year, due to lower sales of Company Brand products which are licensed to DGICH. Royalty expense is primarily comprised of royalties paid to affiliates for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to DGICH for use in the manufacture and sale of frozen dessert products.

     Other expense, net increased $21,000, or four percent, to $531,000 from $510,000 for the same quarter last year. The increase in Other expense, net primarily resulted from an increase of $744,000 relating to accretion of stock options and an increase in losses from butter trading activities of $279,000 over the same quarter last year, partially offset by earnings from joint ventures and equity affiliates of $424,000.

     Severance and retention expense totaled $5,081,000 for the quarter. This expense consists entirely of additional severance and retention benefits accrued at September 27, 2003 as a result of the Dreyer’s Nestlé Transaction.

     During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal its estimated fair market value.

     Loss on divestiture of $323,000 for the quarter includes a $223,000 loss on the sale of the Divested Brand inventory and $100,000 for divestiture expenses.

     Dreyer’s Nestlé Transaction expenses of $2,404,000 for the quarter are primarily comprised of professional fees incurred to support integration and other activities.

     The income tax benefit decreased $24,173,000 to $(4,746,000) from $(28,919,000) for the same quarter last year primarily due to a correspondingly lower pre-tax loss in 2003. The effective tax rate decreased to 33.0 percent from 37.7 percent for the same quarter last year due primarily to in-process research and development expenses which are not deductible for income tax purposes.

     Accretion of the Class A callable puttable common stock totaled $55,329,000 for the quarter ended September 27, 2003. The Class A callable puttable common stock is being accreted from the Announcement Date Average Closing Price of $57.99 as of the closing of the Dreyer’s Nestlé Transaction, to the put value of $83 at the Initial Put Date using the effective interest rate method.

Three Quarters ended September 27, 2003 Compared with the Three Quarters ended September 29, 2002

     Total net revenues for the three quarters ended 2003 increased $308,302,000, or 62 percent, to $806,486,000 from $498,184,000 for the same period last year.

     Net sales of Company Brands increased $146,385,000, or 31 percent, to $617,521,000 from $471,136,000 for the same period last year. This increase was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé transaction. Company Brands represented 76 percent of Total net revenues in 2003 compared with 95 percent in the same period last year. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 21 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between DGICH’s different packaged and frozen snack products. The decrease in the period was primarily due to such mix shifts towards lower priced products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 24,400,000 gallons, or 65 percent, to approximately 61,600,000 gallons as a result of the Dreyer’s Nestlé Transaction.

     Net sales of Partner Brands increased $140,773,000, or 520 percent, to $167,821,000 from $27,048,000 for the same period last year. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction. Sales of Partner Brands represented 21 percent of Total net revenues in 2003 compared with five percent in the same period last year. Average wholesale prices for Partner Brands increased approximately 61 percent. Unit sales of Partner Brands increased by 287 percent over the same period last year. These extraordinarily high increases are largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction.

     Other revenues, representing three percent of Total net revenues, were $21,144,000 for the period. This amount includes $13,347,000 of revenues received from Integrated Brands for the manufacturing and distribution of the Divested Brands, $7,567,000 of reimbursements received from Eskimo Pie for the payroll expense incurred by DGICH for employees working for Eskimo Pie in the divested distribution centers in the Territories and $230,000 of revenues related to transition services provided to Integrated Brands and Eskimo Pie to support the divested distribution centers in the Territories. The cost of providing these services is included in Cost of goods sold.

     Cost of goods sold increased $274,281,000, or 69 percent, to $670,845,000 from $396,564,000 for the same period last year. DGICH’s gross profit increased by $34,021,000, or 33 percent, to $135,641,000 from $101,620,000, representing a 16.8 percent gross margin compared with a 20.4 percent gross margin for the same period last year (gross profit is defined as Total net revenues less Cost of goods sold). The increase in gross profit was primarily attributable to an increase in Total net revenues as a result of the Dreyer’s Nestlé Transaction, partially offset by a provision for freezer cabinet retirements of $6,748,000.

     Selling, general and administrative expenses increased $45,363,000, or 49 percent, to $138,639,000 from $93,276,000 for the same period last year. The increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business and, to a lesser extent, stock option compensation expense of $9,964,000, settlement costs and expenses of $3,351,000 related to the resolution of certain litigation matters and payroll taxes of $2,604,000 related to stock option exercises.

     Interest expense increased $1,127,000, or 75 percent, to $2,638,000 from $1,511,000 for the same period last year, primarily due to higher average borrowings.

     Royalty expense decreased $1,402,000, or seven percent, to $18,788,000 from $20,190,000 for the same period last year, due to lower sales of Company Brand products which are licensed to DGICH. Royalty expense is primarily comprised of royalties paid to affiliates for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to DGICH for use in the manufacture and sale of frozen dessert products.

     Other expense, net decreased $1,054,000, or 70 percent, to $454,000 from $1,508,000 for the same period last year. The decrease in Other expense, net is primarily attributable to a decrease in losses from butter trading activities of $676,000 over the same period last year and an increase in earnings from joint ventures and equity affiliates of $568,000, partially offset by an increase in other expense of $787,000 due to accretion of stock options.

     Severance and retention expenses totaled $45,905,000 for the period. This expense consists of $43,169,000 of severance and retention benefits and $2,736,000 relating to the forgiveness of employee loans. Both of these expenses were incurred as a result of the Dreyer’s Nestlé Transaction.

     During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal its estimated fair market value.

     In-process research and development expense totaled $11,495,000 for the period and represents the fair value of new products under development that were acquired in the acquisition of DGIC. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), this assigned value was charged to expense as a part of the DGIC purchase accounting.

     Loss on divestiture of $11,931,000 for the period includes an impairment of the Purchased Assets of $8,715,000, a $223,000 loss on the sale of the Divested Brand inventory and $2,993,000 for divesture expenses.

     Dreyer’s Nestlé Transaction expenses of $2,543,000 for the period are primarily related to professional fees incurred to support integration and other activities.

     The income tax benefit increased slightly by $335,000 to $(31,928,000) from $(31,593,000) for the same period last year primarily due to a correspondingly higher pre-tax loss in 2003. The effective tax rate decreased to 33.0 percent from 37.2 percent for the same period last year due primarily to in-process research and development expenses which are not deductible for income tax purposes.

     Accretion of the Class A callable puttable common stock totaled $56,570,000 for the period. The Class A callable puttable common stock is being accreted from the Announcement Date Average Closing Price of $57.99 as of the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method.

Liquidity and Capital Resources

     DGICH’s primary cash needs are to fund working capital requirements, to fund capital expenditures, to fund integration and restructuring-related costs and to distribute dividends to stockholders.

     As a result of the ongoing growth of DGICH’s business, cash is typically required to fund working capital increases. However, due to the consummation of Dreyer’s Nestlé Transaction and the Divestiture Transaction, working capital, net of amounts acquired, actually decreased in the three quarters ended September 27, 2003, providing cash of $943,000. This working capital decrease is attributable to a decrease in inventories of $23,247,000 in conjunction with a decrease in trade accounts receivable of $19,562,000, primarily due to the sale of the Divested Brand inventory and related sales of that inventory. This decrease was partially offset by a decrease in accounts payable and accrued liabilities of $36,471,000, primarily due to the sale of the Purchased Assets, the divestiture of the distribution depots previously owned by NICC and an increase in income taxes refundable of $14,334,000. In the three quarters ended September 29, 2002, cash required to fund working capital was $10,089,000.

     DGICH made capital expenditures of $13,515,000 in the three quarters ended September 27, 2003. DGICH plans to make capital expenditures of up to approximately $18,000,000 during the remainder of 2003. Significant future capital expenditures may be required as a part of DGICH’s integration and other restructuring activities. The Restructuring Plan is in the process of being finalized.

     During the three quarters ended September 27, 2003, DGICH incurred integration and restructuring costs primarily relating to employee severance and retention. DGICH paid $17,338,000 in severance and retention benefits in the three quarters ended September 27, 2003. Remaining accrued severance and retention expenses of $25,831,000 are expected to be paid in the fourth quarter of 2003 and the first half of 2004. No restructuring charges were paid in the three quarters ended September 27, 2003. Restructuring charges relating to severance and related costs for the 20 nonunion employees in the Research and Development Department located at DGICH’s Union City, California facility will total approximately $824,000. The remaining exit costs related to the closure of the Union City facility cannot currently be estimated, but are expected to be paid in the fourth quarter of 2003 and the first half of 2004.

     Dividend distributions during the three quarters ended September 27, 2003 totaled $5,406,000, resulting from a dividend rate of $.06 per share of Class A callable puttable common stock and Class B common stock. The revolving line of credit permits the declaration and payment of cash dividends on DGICH’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of (a) $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after the June 26, 2003), or 30 percent of DGICH’s consolidated net income for the preceding fiscal year excluding ongoing noncash impacts of accounting entries arising from the accounting for the transactions. As of September 27, 2003, DGICH had 28,710,339 Class A shares and 64,564,315 Class B shares, for a total of 93,274,654 shares outstanding. In the event that DGICH were to continue with its $.06 per common share quarterly dividend, the cash required to fund these dividends could approximate up to $5,800,000 per quarter, based on Class A callable puttable common shares outstanding of 28,710,339 shares and options outstanding of 3,051,055 at September 27, 2003.

     DGICH’s primary sources of liquidity consist of cash flows from operating activities, funds from DGICH’s line of credit and long-term debt, and the issuance of Class A callable puttable common stock as a result of stock option exercises.

     Cash from operating activities totaled $27,219,000 in the three quarters ended September 27, 2003. Excluding cash provided by the change in working capital, cash proceeds from operating activities increased $26,276,000. This increase is primarily due to increased revenues resulting from the acquisition of the DGIC business in 2003.

     Cash proceeds from stock option exercises totaled $52,541,000 in the three quarters ended September 27, 2003. A total of 3,171,721 shares were exercised, with a weighted-average price per share of $16.52. At September 27, 2003, 2,071,933 and 979,122 of vested and unvested options are outstanding, respectively.

     DGICH utilizes the following three long-term debt facilities as a primary source of liquidity:

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. On June 26, 2003, a third amendment to this credit agreement became effective under which DGICH was added as a party to the credit agreement and became, along with NICC and Edy’s Grand Ice Cream (a wholly-owned subsidiary of DGIC) (Edy’s), a guarantor of the line of credit. On August 27, 2003, a fourth amendment to this credit agreement became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges. Offshore borrowings under the line of credit bear interest at one-month LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line of credit bear interest at Prime plus a margin ranging from zero percent to 1.375 percent.

     At September 27, 2003, DGICH had no amounts outstanding under this line of credit. Net repayments under the line of credit were $139,000,000 in the three quarters ended September 27, 2003. DGICH expects to refinance this line of credit when it matures in 2005.

     This revolving line of credit permits, as long as DGICH is not in default thereunder, the declaration and payment of cash dividends on DGICH’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of DGICH’s consolidated net income for the preceding fiscal year.

Nestlé S.A. Credit Facility

     On June 27, 2003, DGICH entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, DGICH and Nestlé S.A. agreed by letter to amend the specified term definition of the bridge loan facility. Under the terms of the facility agreement, as amended, the twelve-month term can be extended at the option of DGICH up to December 31, 2005. DGICH expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin of 120 basis points (1.20 percent). At September 27, 2003, DGICH had $145,000,000 outstanding on this bridge loan facility bearing interest at 2.34 percent. Net proceeds under the Nestlé S.A. credit facility were $145,000,000 during the three quarters ended September 27, 2003.

Note Purchase Agreements

     On June 6, 1996, DGICH’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements with various noteholders. On June 26, 2003, a third amendment to these Note Purchase Agreements became effective under which DGICH was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

     On September 5, 2003, a fourth amendment to the Note Purchase Agreements became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

     At September 27, 2003, DGICH had $26,429,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2004.

Standby Letters of Credit

     At September 27, 2003, DGICH was a co-applicant on irrevocable standby letters of credit of $7,925,000 issued by Citibank, N.A. on behalf of NICC.

Fair Value of Financial Instruments

     At September 27, 2003, the fair value of DGICH’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to DGICH for a term equal to the same remaining maturities.

     Under its long-term debt obligations, DGICH is subject to various financial covenant requirements, including the dividend restrictions discussed above. DGICH was in compliance with its financial covenants at September 27, 2003.

Funding Put/Call of Class A Callable Puttable Common Stock

     Each stockholder of Class A callable putable common stock has the option to require DGICH to redeem (put) all or part of their shares at $83.00 per share during two periods:

•	December 1, 2005 to January 13, 2006; and

•	April 3, 2006 to May 12, 2006.

     If the put right is exercised by the Class A callable puttable common stockholders, DGICH’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon DGICH’s receipt of funds from Nestlé or Nestlé S.A. DGICH estimates that the aggregate put price will approximate $2,636,200,000 based on Class A callable puttable common shares outstanding of 28,710,339 shares and options outstanding and exercisable of 3,051,055. Pursuant to the terms of the Governance Agreement entered into on the Merger Closing Date among DGICH, Nestlé and Nestlé S.A., upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from DGICH’s stockholders.

     DGICH believes that its revolving line of credit, Nestlé S.A. credit facility, its contractual commitments from Nestlé and Nestlé S.A. to fund the Class A put and/or call, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Known Contractual Obligations

     Known contractual obligations and their related due dates at September 27, 2003 are as follows:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

	(In thousands)
Long-term debt	$171,429	$2,143	$2,143	$153,809	$6,667	$6,667	$
Operating leases(1)	45,430	17,634	10,008	6,635	4,113	2,209		4,831
Purchase obligations(2)	146,534	112,280	15,536	8,261	5,352	4,130		975

Total	$363,393	$132,057	$27,687	$168,705	$16,132	$13,006		$5,806

DGICH does not have any capital lease obligations or other long-term liabilities.

(1)	DGICH’s contractual obligations under operating leases include approximately $12,747,000 of future payments for vehicles and trucks. Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. DGICH is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, DGICH may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum future payments under such subleases is approximately $13,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. DGICH is unable to estimate the size or potential range of this loss.

(2)	DGICH’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing DGICH’s products. These contractual commitments are not in excess of expected manufacturing requirements over the next 15 months.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with DGICH’s Current Report on Form 8-K/A filed on July 21, 2003.

Long-term Debt

     DGICH has long-term debt with both fixed and variable interest rates. As a result, DGICH is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on DGICH’s long-term debt at September 27, 2003:

	Long-Term Debt	Interest Rates

	(In thousands)
Fixed Interest Rates:
Note purchase agreements	$26,429	8.06 - 8.34%
Variable Interest Rates:
Nestlé S.A. credit facility	145,000	2.34%

	$171,429

     If variable interest rates were to increase 10 percent, DGICH’s annual interest expense would increase approximately $339,000. The notes under the note purchase agreements have interest and principal payable semiannually through 2008; the revolving line of credit is due in 2005.

Investments

     DGICH does not have short-term or long-term monetary investments.

Commodity Costs

     The primary factors causing volatility in DGICH’s manufacturing costs are the costs of dairy raw materials and other commodities used in DGICH’s products. Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. Over the last 10 years, the price of butter in the United States has averaged $1.15 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development, and does not have sufficient liquidity to enable DGICH to fully reduce its exposure to the volatility of the market. However, DGICH has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect DGICH’s performance, including, but not limited to, its profitability and cash flow.

     Since DGICH’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other expense, net. During the quarter and three quarters ended September 27, 2003, DGICH recorded losses from butter investments of $789,000 and $832,000, respectively. During the quarter and three quarters ended September 29, 2002, DGICH recorded losses from butter investments of $510,000 and $1,508,000, respectively.

     Vanilla is another significant raw material used in the manufacture of DGICH’s products. Recent adverse weather conditions in a key growing region have reduced the supply of vanilla, resulting in substantial cost increases. At the present time, DGICH is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the cost of vanilla could have a material adverse effect on DGICH’s profitability and cash flow.

Transactions with Related Parties

     In connection with the Dreyer’s Nestlé Transaction, NICC entered into a transition services agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition service agreement that NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services. In connection with the Dreyer’s Nestlé Transaction, NICC entered into a transition services agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services. Also in connection with the Dreyer’s Nestlé Transaction, NICC entered into a research and development agreement with Nestec Ltd., an affiliate of Nestlé S.A., for the provision of certain limited research and development services being performed by Nestec Ltd. for NICC prior to the Merger Closing Date.

     In addition, the following agreements which were entered into by NICC prior to the Merger Closing Date remain in effect: Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé Prepared Foods Company (formerly known as Nestlé USA – Prepared Foods Division, Inc.) and NICC, as amended; Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Société des Produits Nestlé S.A., Nestec Ltd. and NICC, as amended; Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé Prepared Foods Company (formerly known as Nestlé USA – Prepared Foods Division, Inc.) and NICC, as amended; Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A. Nestec Ltd., Société des Produits Nestlé S.A., and NICC, as amended; Nestlé International Co-Pack Agreement dated a of October 8, 1999, by and between NICC (formerly known as Ice Cream Partners USA, LLC) and Nestlé Prepared Foods Company (formerly known as Nestlé USA – Prepared Foods Division, Inc.); Häagen-Dazs Japan Co-Pack Agreement dated as of October 8, 1999, by and among The Pillsbury Company, Nestlé USA – Food Group, Inc. and NICC.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b)	The Dreyer’s Nestlé Transaction closed on June 26, 2003. As a result of the combination of the businesses of DGIC and NICC, DGICH is in the process of evaluating and implementing consistent internal controls and procedures across the combined companies. DGICH has not completed this process. Other than the foregoing, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed herewith:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the proxy statement/prospectus which is part of this registration statement) (Exhibit 2.1(1))

2.2	Amendment No. 3, dated June 16, 2003, to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, as amended on October 25, 2002 and February 5, 2003, by and among Dreyer’s Grand Ice Cream, Inc., December Merger Sub, Inc. Nestlé Holdings, Inc. and NICC Holdings, Inc. (Exhibit 2.2(2))

2.3*	Amended and Restated Asset Purchase and Sale Agreement, dated June 4, 2003, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (the former name of Registrant), Nestlé Ice Cream Company, LLC and Integrated Brands, Inc. (Exhibit 2.3(3))

3.1	Restated Certificate of Incorporation of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 3.1 (11))

3.2	Amended and Restated Bylaws of Dreyer’s Grand Ice Cream Holdings, Inc. (formerly New December, Inc.) (Exhibit 3.2(2))

4.1	Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 4.1(2))

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(4))

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.2(5))

10.3	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(6))

10.4	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc. (Exhibit 10.53(6))

10.5	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(7))

10.6	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(8))

Exhibit
Number	Description

10.7	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(9))

10.8	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.30(9))

10.9	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(10))

10.10	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23(10))

10.11	Employment Agreement dated as of June 16, 2002, by and between Registrant and T. Gary Rogers. (Exhibit 10.1 (1))

10.12	Employment Agreement dated as of June 16, 2002, by and between Registrant and Thomas M. Delaplane (Exhibit 10.2(1))

10.13	Employment Agreement dated as of June 16, 2002, by and between Registrant and Timothy F. Kahn (Exhibit 10.3(1))

10.14	Employment Agreement dated as of June 16, 2002, by and between Registrant and William R. Oldenburg (Exhibit 10.4(1))

10.15	Employment Agreement dated as of June 16, 2002, by and between Registrant and J. Tyler Johnston (Exhibit 10.5(1))

10.16	Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.6(1))

10.17	Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Societe des Produits Nestlé S.A., Nestec Ltd. And Nestlé Ice Cream Company, LLC (Exhibit 10.7(1))

10.18	Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.8(1))

10.19	Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A., Nestec Ltd., Societe des Produits Nestlé S.A., and Nestlé Ice Cream Company, LLC (Exhibit 10.9(1))

10.20*	Co-Pack Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.20(3))

10.21*	Transition Services Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.21(3))

10.22*	Transition IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.22(3))

10.23*	Grocery Carrier Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.23(3))

10.24*	Non-Grocery Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.24(3))

Exhibit
Number	Description

10.25*	Transition NICC Product Distribution Agreement, dated July 5, 2003, between Integrated Brands, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.25(3))

10.26*	IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.26(3))

10.27	Third Amendment, dated April 14, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions, and Bank of America, N.A., as Agent. (Exhibit 10.27 (11))

10.28	Third Amendment to Note Purchase Agreement, dated June, 27, 2003, among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (to be renamed Dreyer’s Grand Ice Cream Holdings, Inc.) and each of the institutions which is a signatory to the agreement (Exhibit 10.28 (11))

10.29	Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003. (Exhibit 10.29 (11))

10.30	Form of Indemnification Agreement for Directors and Officers of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 10.30 (11))

10.31	Employment Agreement dated as of August 30, 2002, by and between Registrant and Mark J. LeHocky. (Exhibit 10.31 (11))

10.32	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and T. Gary Rogers. (Exhibit 10.32 (11))

10.33	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Thomas M. Delaplane. (Exhibit 10.33 (11))

10.34	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Timothy F. Kahn. (Exhibit 10.34 (11))

10.35	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and William Oldenburg. (Exhibit 10.35 (11))

10.36	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and J. Tyler Johnston. (Exhibit 10.36 (11))

10.37	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Mark J. LeHocky. (Exhibit 10.37 (11))

10.38	Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan effective as of June 1, 2000. (Exhibit 10.38 (11))

10.39	Amendment No. 1 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of December 31, 2001. (Exhibit 10.39 (11))

10.40	Amendment No. 2 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of February 5, 2002. (Exhibit 10.40 (11))

10.41	Amendment No. 3 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of April 26, 2002. (Exhibit 10.41 (11))

10.42	Amendment No. 4 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of December 20, 2002. (Exhibit 10.42 (11))

10.43	Fourth Amendment, dated August 27, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent.

Exhibit
Number	Description

10.44	Fourth Amendment to Note Purchase Agreement, dated September 5, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., and each of the institutions which is a signatory to the agreement.

10.45	Letter Amendment dated October 22, 2003 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Annex A to Proxy Statement/Prospectus filed on February 18, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration No. 333-101052.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K filed on July 21, 2003.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K/A filed on June 26, 2003.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 filed on August 18, 2003.

(b) Reports on Form 8-K:

     A Current Report on Form 8-K was filed on July 7, 2003 announcing that, as of July 5, 2003, DGICH had completed the sale of its Dreamery and Whole Fruit Sorbet brands, and the assignment of its license to the Godiva ice cream brand, to Integrated Brands, Inc., a subsidiary of CoolBrands International (“CoolBrands”) and the sale of select distribution assets to Eskimo Pie Frozen Distribution, Inc., a subsidiary of Integrated Brands, Inc.

     A Current Report on Form 8-K/A was filed on July 21, 2003 amending the Current Report on Form 8-K of DGICH filed with the SEC on June 27, 2003 to include the financial information required by Item 7(a), Financial Statements of Businesses Acquired, and Item 7(b), Pro Forma Financial Information, giving effect to the Dreyer’s Nestlé Transaction and the Divestiture Transaction.

     A Current Report on Form 8-K was filed on August 20, 2003 reporting that, on August 18, 2003, DGICH announced financial results for the second fiscal quarter of 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC

Dated: November 17, 2003	By:	/s/ Alberto Romaneschi Alberto Romaneschi Executive Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the proxy statement/prospectus which is part of this registration statement) (Exhibit 2.1(1))

2.2	Amendment No. 3, dated June 16, 2003, to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, as amended on October 25, 2002 and February 5, 2003, by and among Dreyer’s Grand Ice Cream, Inc., December Merger Sub, Inc. Nestlé Holdings, Inc. and NICC Holdings, Inc. (Exhibit 2.2(2))

2.3*	Amended and Restated Asset Purchase and Sale Agreement, dated June 4, 2003, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (the former name of Registrant), Nestlé Ice Cream Company, LLC and Integrated Brands, Inc. (Exhibit 2.3(3))

3.1	Restated Certificate of Incorporation of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 3.1 (11))

3.2	Amended and Restated Bylaws of Dreyer’s Grand Ice Cream Holdings, Inc. (formerly New December, Inc.) (Exhibit 3.2(2))

4.1	Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 4.1(2))

10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(4))

10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.2(5))

10.3	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(6))

10.4	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc. (Exhibit 10.53(6))

10.5	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(7))

10.6	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(8))

10.7	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(9))

10.8	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.30(9))

10.9	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(10))

10.10	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23(10))

10.11	Employment Agreement dated as of June 16, 2002, by and between Registrant and T. Gary Rogers. (Exhibit 10.1 (1))

Exhibit
Number	Description

10.12	Employment Agreement dated as of June 16, 2002, by and between Registrant and Thomas M. Delaplane (Exhibit 10.2(1))

10.13	Employment Agreement dated as of June 16, 2002, by and between Registrant and Timothy F. Kahn (Exhibit 10.3(1))

10.14	Employment Agreement dated as of June 16, 2002, by and between Registrant and William R. Oldenburg (Exhibit 10.4(1))

10.15	Employment Agreement dated as of June 16, 2002, by and between Registrant and J. Tyler Johnston (Exhibit 10.5(1))

10.16	Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.6(1))

10.17	Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Societe des Produits Nestlé S.A., Nestec Ltd. And Nestlé Ice Cream Company, LLC (Exhibit 10.7(1))

10.18	Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.8(1))

10.19	Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A., Nestec Ltd., Societe des Produits Nestlé S.A., and Nestlé Ice Cream Company, LLC (Exhibit 10.9(1))

10.20*	Co-Pack Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.20(3))

10.21*	Transition Services Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.21(3))

10.22*	Transition IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.22(3))

10.23*	Grocery Carrier Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.23(3))

10.24*	Non-Grocery Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.24(3))

10.25*	Transition NICC Product Distribution Agreement, dated July 5, 2003, between Integrated Brands, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.25(3))

10.26*	IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.26(3))

10.27	Third Amendment, dated April 14, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions, and Bank of America, N.A., as Agent. (Exhibit 10.27 (11))

10.28	Third Amendment to Note Purchase Agreement, dated June, 27, 2003, among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (to be renamed Dreyer’s Grand Ice Cream Holdings, Inc.) and each of the institutions which is a signatory to the agreement (Exhibit 10.28 (11))

10.29	Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003. (Exhibit 10.29 (11))

Exhibit
Number	Description

10.30	Form of Indemnification Agreement for Directors and Officers of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 10.30 (11))

10.31	Employment Agreement dated as of August 30, 2002, by and between Registrant and Mark J. LeHocky. (Exhibit 10.31 (11))

10.32	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and T. Gary Rogers. (Exhibit 10.32 (11))

10.33	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Thomas M. Delaplane. (Exhibit 10.33 (11))

10.34	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Timothy F. Kahn. (Exhibit 10.34 (11))

10.35	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and William Oldenburg. (Exhibit 10.35 (11))

10.36	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and J. Tyler Johnston. (Exhibit 10.36 (11))

10.37	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Mark J. LeHocky. (Exhibit 10.37 (11))

10.38	Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan effective as of June 1, 2000. (Exhibit 10.38 (11))

10.39	Amendment No. 1 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of December 31, 2001. (Exhibit 10.39 (11))

10.40	Amendment No. 2 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of February 5, 2002. (Exhibit 10.40 (11))

10.41	Amendment No. 3 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of April 26, 2002. (Exhibit 10.41 (11))

10.42	Amendment No. 4 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of December 20, 2002. (Exhibit 10.42 (11))

10.43	Fourth Amendment, dated August 27, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent.

10.44	Fourth Amendment to Note Purchase Agreement, dated September 5, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., and each of the institutions which is a signatory to the agreement.

10.45	Letter Amendment dated October 22, 2003 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Annex A to Proxy Statement/Prospectus filed on February 18, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration No. 333-101052.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K filed on July 21, 2003.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K/A filed on June 26, 2003.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 filed on August 18, 2003.