Form 10-K
period 2003-12-27
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2004-03-11
CIK 1189712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50325

Dreyer’s Grand Ice Cream Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	No. 02-0623497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5929 College Avenue, Oakland, California 94618
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (510) 652-8187

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

Not applicable	Not applicable

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 28, 2003 (based on the average of the high and low prices of the Class A callable puttable common stock on June 28, 2003, as reported by Nasdaq), was approximately $1,678,106,947. The aggregate market value calculation excludes the aggregate market value of shares beneficially owned by the executive officers and directors of the registrant and holders affiliated with them. This determination of affiliate status is not necessarily a conclusive determination that such persons are affiliates for any other purposes.

      As of March 5, 2004, the latest practicable date, 29,565,243 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Dreyer’s Grand Ice Cream Holdings, Inc. definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 19, 2004, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer’s Grand Ice Cream Holdings, Inc. Proxy Statement for the 2004 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report.

Forward-Looking Statements.

      This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dreyer’s Grand Ice Cream Holdings, Inc. (the Company) and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the SEC) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

      We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in the Annual Report on Form 10-K and in the documents referred to in this Annual Report on Form 10-K (if any), including, but not limited to the following:

•	risk factors described under the “Risks and Uncertainties” section in Item 7;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties resulting from the combination of the business of Dreyer’s Grand Ice Cream, Inc. and Nestlé Ice Cream Company, LLC, including the integration of the operations of those companies, the divestiture of assets and compliance with the Federal Trade Commission’s order;

•	costs or difficulties related to the expansion and closing of the Company’s manufacturing and distribution facilities;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	the costs associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company.

Website Access to Reports.

      The Company’s website address is http://www.dreyersinc.com. The Company’s SEC filings, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as reasonably practicable after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov, or by following the links provided under “Financial Information” and “SEC EDGAR Filings” in the Investor Relations section of the Company’s website. In addition, the Company will voluntarily provide paper copies of its filings free of charge, upon request, when the printed version becomes available. The request should be directed to Dreyer’s Grand Ice Cream Holdings, Inc., Attn: Investor Relations, 5929 College Avenue, Oakland, CA 94618-1391.

PART I

Item 1.	Business.

Overview

      Dreyer’s Grand Ice Cream Holdings, Inc. and its consolidated subsidiaries are, unless the context otherwise requires, referred to herein as “the Company”. The Company was incorporated in Delaware on June 14, 2002 and is the successor to the businesses of Dreyer’s Grand Ice Cream, Inc. (DGIC) and Nestlé Ice Cream Company, LLC (NICC).

      The Company manufactures and distributes ice cream and other frozen dessert products. The “Dreyer’s Grand Ice Cream” line of products is marketed throughout the western United States, Texas and certain markets in the Far East. The “Edy’s® Grand® Ice Cream” line of products is sold under the Edy’s® brand name throughout the remaining regions of the United States and certain markets in the Caribbean and South America. According to Information Resources, Inc., the ice cream and other frozen dessert products sold under the Dreyer’s and Edy’s brand names are sold in more than 90 percent of the retail outlets serving the households in the United States. The Company manufactures and/or distributes products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd., including Häagen-Dazs® ice cream, Drumstick® ice cream sundae cones, Nestlé Crunch® and Butterfinger® ice cream bars and Carnation® ice cream sandwiches. The Company’s line of ice cream and related products are distributed primarily through a direct-store-delivery system further described below under the caption “Marketing, Aggregated Segments, Sales and Distribution.” These products are sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Company’s branded products, including licensed and joint venture products (Company Brands) enjoy strong consumer recognition and loyalty. The Company also manufactures under license and/or distributes brand ice cream and frozen dessert products for other companies (Partner Brands).

      The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with DGIC, December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine DGIC with NICC. On June 26, 2003 (the Merger Closing Date), upon the closing of the transactions under the Merger Agreement (the Dreyer’s Nestlé Transaction), the businesses of DGIC and NICC were combined and each became a subsidiary of the Company. As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of the Company’s Class A callable puttable common stock constituting approximately 33 percent of the diluted shares of the Company in exchange for their shares of DGIC common stock. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to the Company) received shares of the Company’s Class B common stock constituting approximately 67 percent of the diluted shares of the Company. The Company’s Class A callable puttable common stock is listed on the Nasdaq National Market (Nasdaq) and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The Company’s Class B common stock is not listed for trading on any exchange.

      As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, the Company, DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole FruitTM Sorbet brands and the assignment of DGIC’s license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of Integrated Brands. On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the

Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

      Pursuant to the APA, the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. The exact markets within the Territories, the product mix and the volume of products that Eskimo Pie will choose to deliver are uncertain and the Company is unable to estimate the financial implications of this right.

      Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the distribution agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Order, the B&J Agreement was terminated effective December 31, 2003. The Order also provided for the termination of DGIC’s joint venture with M&M/ Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.

Recent Events

      On February 17, 2004, DGIC acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (Shoppe Company) from General Mills, Inc. Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of March 5, 2004, there were approximately 236 franchised Häagen-Dazs parlors in the United States.

Markets

      Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality, technological sophistication and brand image, rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of “private label” ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants resulting in less demand for the ice cream supplied by independent dairies. As a result, independent premium brands, such as the Company’s, are normally stocked by major grocery chains.

      While many foodservice operators, including hotels, schools, hospitals and other institutions, buy ice cream primarily on the basis of price, there are others in the foodservice industry who purchase ice cream based on its quality. Operators of ice cream shops that desire to feature a quality brand, restaurants that include an ice cream brand on their menu and clubs or chefs that are concerned with the quality of their fare are often willing to pay for the Company’s quality, image and brand identity.

Products

      The Company through DGIC and NICC has always been an innovator of flavors, package development and formulation. William A. Dreyer, the founder of DGIC and the creator of Dreyer’s Grand Ice Cream, is credited with inventing many popular flavors including Rocky Road. DGIC was the first manufacturer to produce an ice cream lower in calories. The Company uses only the highest quality ingredients in its products. The Company’s philosophy is to make changes in its formulations or production processes only to the extent that such changes do not compromise quality for cost even when the industry in general may adopt such new formulation or process compromises.

      The Company’s premium product line includes Dreyer’s and Edy’s Grand Ice Cream, its flagship product line. This ice cream utilizes traditional formulations with all natural flavorings and is characterized by premium quality, taste and texture, and diverse flavor selection. The flagship product is complemented by the Company’s “better for you” products including Frozen Yogurt, Grand Light®, No Sugar Added and Fat Free ice creams. The Company believes that these better for you products are well-positioned in the market where products are characterized by lower levels of fat and sugar than those of regular ice cream.

      The Company’s superpremium product line includes Häagen-Dazs and Starbucks® Ice Cream. The Company manufactures and distributes Häagen-Dazs under a long-term license with Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd. and manufactures and distributes Starbucks Ice Cream products under a joint venture with Starbucks Corporation (Starbucks).

      The Company also produces and markets Grand Soft®, a premium soft serve product. The Company’s frozen snack line features Fruit Bars, Starbucks Frappuccino® Bars, Dreyer’s and Edy’s Ice Cream Bars and Sundae Cones. The Company also manufactures and distributes frozen snack products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd., including Drumstick ice cream sundae cones, Nestlé Crunch and Butterfinger ice cream bars and Carnation ice cream sandwiches.

      The Company operates a continuous flavor development and evaluation program and adjusts its product line based on general popularity and intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during particular months.

      The Company holds registered trademarks on many of its products. Dreyer’s believes that consumers associate the Company’s trademarks, distinctive packaging and trade dress with its high-quality products. The Company does not own any patents that are material to its business. Research and development expenses are currently not significant, nor have they been significant in the past.

      In addition to its Company Brand products, the Company also distributes Partner Brands. During 2003, the most significant Partner Brand relationships for the Company, in terms of sales, were those with Unilever (Ben & Jerry’s and Good Humor®-Breyers® products), ConAgra Foods, Inc. (Healthy Choice® products), and Silhouette Brands, Inc. (distributed frozen snack products). Since the Order required the Company to terminate the distribution agreement with Ben & Jerry’s as of December 31, 2003, there will be no sales of Ben & Jerry’s products in 2004.

Marketing, Aggregated Segments, Sales and Distribution

Business Strategy

      The Company’s marketing strategy is based on management’s belief that a significant number of people prefer a quality product and quality image in ice cream and frozen snacks just as they do in other product categories. A quality image is communicated in many ways — taste, packaging, flavor selection, price and often through advertising and promotion. It is the Company’s goal to use these means to develop brands with clearly defined and loyal consumer followings in each major market where it does business.

      The Company’s products are offered for sale in a large variety of retail outlets, including grocery stores, convenience stores, club stores, restaurants, movie theaters, hotels, other retailers, and to affiliates of Nestlé for export. In addition, the Company provides Häagen-Dazs ice cream to General Mills, Inc. for export.

      The Company’s primary strategy rests on a direct-store-distribution system, which is Company-owned in most major metropolitan markets. In this system, the Company’s products are sold, distributed and merchandised at the retail store level by the Company’s own sales force. Because the Company places a high emphasis on the qualitative advantages of such a system in maintaining stock levels, tailoring offerings to individual stores, and meeting trade customer needs, the Company increasingly refers to its approach as “direct-store-service,” rather than the more traditional “direct-store-distribution.” While Company-owned direct-store-service routes account for the bulk of the Company’s sales, the Company also uses a variety of other distribution methods, such as direct shipment to supermarket-owned warehouses, independent distributors and foodservice broad-line distributors. The Company also invests in freezer cabinets in retail outlets to increase consumer demand for its products. These cabinets are either serviced by the Company’s own distribution system or are leased to independent distributors who stock them with the Company’s products.

      The Company seeks to increase its sales and profitability through a business strategy which focuses on four long-term initiatives. The specific programs applied to achieve each initiative are updated each year, as required. These initiatives are: (1) development of leading brands in all three segments in which the Company competes — premium, superpremium, and frozen snacks; (2) building leadership positions in all channels where ice cream and frozen desserts are sold; (3) optimizing the Company’s cost structure; and (4) continued alignment of the Company’s employees on achievement of business objectives and enhancement of the Company’s culture and values.

      These initiatives are based on the Company’s belief that significant advantages can be achieved by the synergistic interaction of strong brands and a strong distribution system. Underlying the strategic initiatives is a commitment to win consumer preference through the presentation of well-marketed brands and products in the widest variety of channels, with a strong focus on the factors of display, stocking and flavor selection that impact impulse-based consumer purchases.

      In implementing these strategic initiatives, the Company places strong emphasis on development of new products and flavors, which is a key factor for success in ice cream and frozen snack products. The introduction of such products can require significant upfront expenditures which may materially impact the Company’s financial results. While the Company expects to recover both product introduction and ongoing marketing expenses through sales growth of its brands, there can be no assurance of such recovery.

      The Company also provides distribution services through its own system for Partner Brands. Significant current Partner Brands include Healthy Choice and Silhouette products. Distribution of Partner Brands through its own distribution system provides the Company with incremental revenues. Partner Brand distribution arrangements are generally provided under contracts of various durations. While the Company believes that distribution of Partner Brand products is beneficial to its profits and is valuable to the brand owners, the Partner Brands often compete with the Company’s own products, and the owners of the Partner Brands are generally accountable for selling and marketing functions. The owners of the Partner Brands may elect to terminate their relationships with the Company when allowed to do so by their individual contracts, and such relationships have been terminated in the past.

Integration Plan

      Prior to the closing of the Dreyer’s Nestlé Transaction, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the transaction (the Integration Plan). This Integration Plan and the related progress in its implementation are reviewed on a regular basis by the Company’s Board of Directors. The key components of the Integration Plan include:

•	Consolidation of the functions of the DGIC and NICC headquarters into a single unit.

•	Transfer of selling accountability from the previous NICC system to DGIC’s system, and divestiture of the NICC route structure and its supporting personnel and assets to Eskimo Pie.

•	Transfer of certain distribution operations of NICC from various third-party distribution methods to the Company’s own route system.

•	Elimination of redundant third-party service agreements and procurement arrangements.

•	Realization of freight, warehousing, and manufacturing savings by reallocation of production to more efficient geographical locations, closing of the DGIC Union City, California manufacturing facility, and transfer of warehousing from third-parties to Company-owned warehouses in some areas.

•	Execution of the divestiture and other requirements of the Order.

      While some of these activities will be accomplished within the first year following the closing of the Dreyer’s Nestlé Transaction, others, such as the realization of manufacturing and logistical savings, will not be fully realized until 2006 and beyond. The Company anticipates that it will incur substantial expenses and capital expenditures in order to implement the Integration Plan and carry out its business strategy, particularly in the process of integrating the businesses of DGIC and NICC and realizing synergies from the Dreyer’s Nestlé Transaction.

      The Company believes that the benefits of this business strategy will be realized in future years, although no assurance can be given that the expectations relative to future sales and earnings benefits will be realized. Specific factors that might cause a shortfall in the business strategy include, but are not limited to, the Company’s ability to achieve efficiencies in its cost structure; the cost of dairy and other raw materials used in the Company’s products; competitor’s marketing and promotion responses; market conditions affecting the prices of the Company’s products; the Company’s ability to increase sales of its own products; and responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs.

Premium and Superpremium Products and Channel Development

      The packaged ice cream category, which is the Company’s primary market, may be characterized as composed of three main categories: low-priced brands; premium brands; and superpremium brands. These categories are primarily distinguished by a broad range of retail price differences, and also by the quantity and quality of ingredients and by packaging. The category is relatively fragmented among national and regional competitors in comparison with many other food categories. The Company believes that its key competitive advantages lie in its capabilities in marketing and product development and in the breadth of its product line.

Direct-Store-Distribution Network

      Unlike most other ice cream manufacturers, the Company uses a direct-store-delivery distribution network to distribute a significant amount of the Company’s products directly to the retail ice cream cabinet by either the Company’s own personnel or independent distributors who primarily distribute the Company’s products. This store level distribution allows service to be tailored to the needs of each store. The implementation of this system has resulted in an ice cream distribution network capable of providing frequent direct service to grocery stores in every market where the Company’s products are sold. The Company’s distribution network is considerably larger than any other direct-store-delivery system for ice cream products currently operating in the United States.

      The Company refers to its distribution system as “direct-store-service” to distinguish the value-added activities provided to consumers and retail customers from the more traditional “distribution” activities. Part of this service is the expansion of “scan-based trading” with major retailers. Under this program, the Company reaches agreements with major supermarket chains under which the Company maintains and owns the inventory of its products in each store, and is paid by the supermarket based on the actual volume sales to consumers each week. This program involves the electronic transfer of sales data from the supermarket to the Company. Because faster payments roughly offset higher inventory levels, this program has not significantly impacted the Company’s working capital, but has the potential to result in significantly lower per-unit distribution costs.

      The distribution network in the western United States now includes 10 distribution centers in large metropolitan areas including Los Angeles, the San Francisco Bay Area, Phoenix, Portland, Salt Lake City, Houston, Seattle and Denver. The Company also has independent distributors handling the Company’s products in various areas of the 13 western United States, Texas and certain markets in the Far East. Distribution in the remainder of the United States is under the Edy’s brand name with most of the distribution handled through 17 distribution centers, including centers in the New York/ New Jersey metropolitan area, Chicago, the Washington/ Baltimore metropolitan area, Atlanta, Tampa, Miami and St. Louis. The Company also has independent distributors handling the Company’s products in certain market areas east of the Rocky Mountains, in the Caribbean and in South America.

      The Company’s agreements with its independent distributors range in duration from agreements with multi-year terms to agreements that are terminable upon 30 days notice by either party. Each distributor, whether company-owned or independent, is primarily responsible for sales of all products within its respective market area. However, the Company provides sales and marketing support to its independent distributors, including training seminars, sales aids of many kinds, point of purchase materials, assistance with promotions and other sales support.

Aggregated Segments

      The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

      Aggregated Total net revenues for management reporting purposes consist of Net sales of Company Brands, Net sales of Partner Brands and Other revenues for the manufacture and distribution of products for other companies. Net sales of Company Brands were $882,944,000, $560,721,000 and $585,227,000 in 2003, 2002 and 2001, respectively. Net sales of Partner Brands were $264,705,000, $37,460,000 and $33,262,000 in 2003, 2002 and 2001, respectively. Other revenues were $42,912,000, $4,850,000 and $3,075,000 in 2003, 2002 and 2001, respectively.

      Net loss available to Class A callable puttable and Class B common stockholders for the aggregated segments totaled $(191,780,000), $(70,994,000) and $(28,731,000) in 2003, 2002 and 2001, respectively. Total assets for the aggregated geographic segments were $3,091,423,000 and $754,136,000 at December 27, 2003 and December 31, 2002, respectively.

Significant Customers

      No customers accounted for 10 percent or more of Total net revenues in 2003 or 2002. During 2001, DGIC accounted for 11 percent of the Company’s net sales. Since the closing of the Dreyer’s Nestlé Transaction on June 26, 2003, sales between NICC and DGIC are intercompany transactions that are eliminated in consolidation. As a result, DGIC is no longer considered a customer for financial reporting purposes. The Company’s export sales were less than one percent of Total net revenues in 2003. The Company typically experiences a seasonal fluctuation in Total net revenues, with more demand for its products during the spring and summer than during the fall and winter.

Manufacturing

      The Company currently manufactures its products at its plants in Bakersfield, California; City of Commerce, California; Fort Wayne, Indiana; Houston, Texas; Laurel, Maryland; Tulare, California; and Salt Lake City, Utah. In addition, prior to February 2004, the Company manufactured products at a plant in Union City, California. The Company also has manufacturing agreements with various companies to produce frozen snack products and to produce a number specialized products, including Nestlé® branded frozen novelties and Häagen-Dazs® products and sorbet bars. During 2003, approximately 25,761,000 dozens plus 6,284,000 gallons of Company owned or licensed frozen snack products were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In 2003, the Company manufactured approximately 12,000,000 gallons of products under these Partner Brand agreements. Total Company production, including both Company Brands and Partner Brands, was 154,000,000 gallons during 2003.

      The largest component of the Company’s cost of production is the cost of dairy raw materials and other commodities used in the Company’s products. The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in its products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter as traded on the Chicago Mercantile Exchange. Over the past 10 years, the price of butter in the United States has averaged $1.19 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development, and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

      Vanilla is another significant raw material used in the manufacture of the Company’s products. Recent adverse weather conditions in a key growing region have reduced the supply of vanilla, resulting in substantial cost increases. At the present time, the Company is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the costs of vanilla could have a material adverse effect on the Company’s profitability and cash flow.

      While the ice cream industry has generally sought to compensate for the cost of increased raw materials costs through price increases, the industry is highly competitive and there can be no guarantee that the Company will be able to increase prices to compensate for increased dairy prices in the future. In addition, price increases may have negative effects on sales volume.

      In order to ensure consistency of flavor, each of the Company’s manufacturing plants purchase, to the extent practicable, all of its required dairy ingredients from a limited number of suppliers. These dairy products and most other ingredients or their equivalents are available from multiple sources. The Company maintains a rigorous process for evaluating qualified alternative suppliers of its key ingredients.

      The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. The Company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The Company continues to monitor risks in this area and is evaluating the impact of these proposed regulations on an ongoing basis.

Competition

      The Company’s manufactured products compete on the basis of brand image, quality, breadth of flavor selection and price. The ice cream industry is highly competitive and most ice cream manufacturers, including full line dairies, major supermarket chains and other independent ice cream processors, are capable of manufacturing and marketing high quality ice creams. Furthermore, there are relatively few barriers to new entrants in the ice cream business. However, reduced fat and reduced sugar ice cream products generally require technologically-sophisticated formulations and production in comparison to standard or “regular” ice cream products.

      Much of the Company’s competition comes from the “private label” brands produced by or for the major supermarket chains. These brands generally sell at prices below those charged by the Company for its products. Because these brands are owned by the retailer, they often receive preferential treatment when the retailers allocate available freezer space. The Company’s competition also includes premium and superpremium ice creams produced by other ice cream manufacturers, some of whom are owned by parent companies much larger than the Company.

      The Company distributes products as Partner Brands for several key competitors such as ConAgra Foods, Inc. (Healthy Choice products). In most of these cases, the Company only provides distribution services while maintaining a competitive selling effort for its own brands with key retail accounts. The distribution of these Partner Brand products provides profits for the Company, and the Company believes that the parent companies of the Partner Brands realize substantial benefits from this program.

Employees

      On December 27, 2003, the Company had approximately 6,100 employees of which 450 were covered by collective bargaining agreements on that date. As a result of the closing of the Union City manufacturing plant, 168 employees were terminated subsequent to December 27, 2003. The Company’s Union City manufacturing, sales and distribution employees are represented by the Teamsters Local 853 and by the International Union of Operating Engineers, Stationary Local No. 39. The contract with Teamsters Local 853 for the Company’s manufacturing employees was terminated with the closing of the Union City manufacturing plant in February 2004. The contract for the sales and distribution employees expired in September 2003 and the parties are presently negotiating the terms of a new agreement. The contract with the International Union of Operating Engineers, Stationary Local No. 39 will be terminated on or about July 1, 2004 when the ammonia systems at the Union City manufacturing plant are shut down in connection with the relocation of the Research and Development pilot plant to Bakersfield. Certain of the Company’s route sales and delivery employees in the Monterey area are represented by the General Teamsters, Warehousemen and Helpers Union Local 890. The contract with this union expired in June 2003 and the parties are negotiating to continue the terms of such agreement to June 2004. The Sacramento distribution employees are represented by the Chauffeurs, Teamsters and Helpers Union, Local 150, whose contract with the Company expires in August 2004. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655, whose contract with the Company expired in January 2004 and the parties are presently negotiating the terms of a new agreement. Sixteen warehouse employees in the Company’s Bronx, New York facility are represented by the Teamsters Milk & Ice Cream Drivers and Employees Union, Local 584. The contract with the Teamsters Milk & Ice Cream Drivers and Employees Union, Local 584 expires in April 2004. The Company has never experienced a strike or work stoppage by any of its employees.

Item 2.	Properties.

      The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 83,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.

      The Company owns a manufacturing and distribution facility in Union City, California. This facility has approximately 40,000 square feet of manufacturing, dry storage and office space and 60,000 square feet of cold storage warehouse space. During the fourth quarter of 2003, the Company announced plans to close the Union City manufacturing plant during the first quarter 2004. Production ceased at the Union City plant in January 2004 and the Company is proceeding to dispose of the facility. During 2003, approximately 18,000,000 gallons of ice cream and related products were produced at this facility.

      The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 72,000 square feet of manufacturing, dry storage and office space and 18,000 square feet of cold storage space. The lease on this property, including renewal options, expires in 2011. The plant has an estimated maximum capacity of 37,000,000 gallons per year. During 2003, approximately 19,000,000 gallons of ice cream and related products were produced at this facility.

      The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility has approximately 92,000 square feet of cold and dry storage warehouse space and office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.

      The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 58,000 square feet of manufacturing and office space and 102,000 square feet of dry and cold storage space. The plant has an estimated maximum capacity of 69,000,000 gallons per year. During 2003, approximately 53,000,000 gallons of ice cream and related products were produced at this facility.

      The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 50,000 square feet of manufacturing, dry storage and office space and 80,000 square feet of cold storage warehouse space. The plant has an estimated maximum capacity of 36,000,000 gallons per year. During 2003, approximately 21,000,000 gallons of ice cream and related products were produced at this facility.

      The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 26,000 square feet of manufacturing, dry storage and office space and 28,000 square feet of cold storage space. Approximately 2,600 square feet of dry storage space included in the facility’s 26,000 square feet is leased. Another 18,000 square feet of dry storage space and 4,000 square feet of cold storage space is leased. The plant has an estimated maximum capacity of 11,000,000 gallons per year. During 2003, approximately 6,000,000 gallons of ice cream and related products were produced at this facility.

      The Company owns a manufacturing and distribution facility in Bakersfield, California. This facility has approximately 161,000 square feet of manufacturing and office space and 87,000 square feet of cold and dry storage warehouse space. The plant has an estimated maximum capacity of 33,000,000 gallons per year. During 2003, approximately 14,000,000 gallons of ice cream and related products were produced at this facility.

      The Company owns a manufacturing plant with an adjoining cold storage warehouse in Tulare, California. This facility has approximately 66,000 square feet of manufacturing and office space and 57,000 square feet of cold storage space. The plant has an estimated maximum capacity of 27,000,000 gallons per year. During 2003, approximately 17,000,000 gallons of ice cream and related products were produced at this facility.

      The Company owns a manufacturing and distribution facility in Laurel, Maryland. This facility has approximately 50,000 square feet of manufacturing and office space and 25,000 square feet of cold and dry storage warehouse space. The plant has an estimated maximum capacity of 11,000,000 gallons per year. During 2003, approximately 6,000,000 gallons of ice cream and related products were produced at this facility.

      The Company intentionally acquires, designs and constructs its manufacturing and distribution facilities with a capacity greater than current needs require. This is done to facilitate growth and expansion and minimize future capital outlays. The cost of carrying this excess capacity is not significant. The estimated capacities mentioned above represent the maximum potential production for each plant. Actual plant capacity can be heavily influenced by seasonal demand fluctuations, internal or external inventory storage availability and costs, and the type of product or package produced.

      The Company leases or rents other various local distribution and office facilities with leases expiring within a period of eight years (including renewal options), except for one that has approximately 84 years remaining (including renewal options).

Item 3.	Legal Proceedings.

      The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant

      The Company’s executive officers and their ages are as follows:

Name	Age	Position

T. Gary Rogers	61	Chairman of the Board of Directors and Chief Executive Officer
Thomas M. Delaplane	59	Executive Vice President — Sales
J. Tyler Johnston	50	Executive Vice President — Marketing
Timothy F. Kahn	50	Executive Vice President — Chief Operating Officer
William R. Oldenburg	57	Executive Vice President — Operations
Alberto E. Romaneschi	45	Executive Vice President — Finance and Administration and Chief Financial Officer

      All officers hold office at the pleasure of the Board of Directors. There is no family relationship among the above officers.

      Mr. Rogers has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since the closing of the Dreyer’s Nestlé Transaction on June 26, 2003. Prior thereto, Mr. Rogers served as Chairman of the Board of Directors and Chief Executive Officer of DGIC since its incorporation in 1977.

      Mr. Delaplane has served as Executive Vice President — Sales of the Company since June 26, 2003. Prior thereto, Mr. Delaplane served as Vice President — Sales of DGIC since May 1987.

      Mr. Johnston has served as Executive Vice President — Marketing of the Company since June 26, 2003. Prior thereto, Mr. Johnston served as Vice President — Marketing of DGIC since March 1996. From September 1995 to March 1996, he served as Vice President — New Business of DGIC. From May 1988 to August 1995, he served as Director of Marketing of DGIC.

      Mr. Kahn has served as Executive Vice President — Chief Operating Officer of the Company since June 26, 2003. From March 1998 to June 26, 2003, Mr. Kahn served as Vice President — Finance and Administration and Chief Financial Officer of DGIC. From 1994 through October 1997, Mr. Kahn served in the positions of Senior Vice President, Chief Financial Officer and Vice President for several divisions of PepsiCo, Inc., including Pizza Hut, Inc., and from November 1997 to February 1998 was employed by Tricon, Inc., following PepsiCo’s spin-off of Pizza Hut to Tricon, Inc.

      Mr. Oldenburg has served as Executive Vice President — Operations of the Company since June 26, 2003. Prior thereto, Mr. Oldenburg served as Vice President — Operations of DGIC since 1986.

      Mr. Romaneschi has served as Executive Vice President — Finance and Administration and Chief Financial Officer of the Company since June 26, 2003. From March 2003 to June 2003, Mr. Romaneschi served as the Integration Advisor for Nestec S.A. From February 1999 to March 2003, Mr. Romaneschi served as the Chief Financial Officer for Cereal Partners Worldwide S.A., a joint venture between Nestlé S.A. and General Mills, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      (a) Market information.

      The Company’s Class A callable puttable common stock has been traded on Nasdaq under the symbol “DRYR” since June 27, 2003, following the closing of the Dreyer’s Nestlé Transaction. The following table sets forth the range of quarterly high and low closing sale prices of the Class A callable puttable common stock of the Company as reported on Nasdaq from June 27, 2003 to December 27, 2003:

	High	Low

2003
Second Quarter (since June 27, 2003)	$78.75	$78.75
Third Quarter	79.00	77.05
Fourth Quarter	77.82	77.16

      Prior to the closing of the Dreyer’s Nestlé Transaction, the common stock of DGIC was traded on Nasdaq under the symbol “DRYR.” The following table sets forth the range of quarterly high and low closing sale prices of the common stock of DGIC as reported on Nasdaq during the periods indicated:

	High	Low

2003
First Quarter	$74.58	$61.30
Second Quarter (through June 26, 2003)	79.10	59.65
2002
First Quarter	44.20	37.70
Second Quarter	69.07	40.86
Third Quarter	70.00	66.75
Fourth Quarter	70.98	69.72

      (b) Holders.

      On March 5, 2004, there were approximately 5,279 holders of record of the Company’s Class A callable puttable common stock and two holders of record of the Company’s Class B common stock.

      (c) Dividends.

      The Company declared regular quarterly dividends of $.06 per share of Class A callable puttable and Class B common stock for stockholders of record on June 27, 2003, September 26, 2003 and December 26, 2003.

      As provided in the Governance Agreement among the Company, Nestlé Holdings, Inc., and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for 2003 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2004 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock.

Item 6.	Selected Financial Data.

      The selected consolidated financial data of the Company has been derived from the audited consolidated financial statements and accompanying notes of the Company for the year ended December 27, 2003 and of NICC for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, and the period from October 8, 1999 to December 31, 1999, the fiscal quarter in which NICC began operations. The Company is the successor entity to NICC and was formed in connection with the Dreyer’s Nestlé Transaction. The accompanying selected financial data that is as of a date, or for a period ended, before June 27, 2003 represents the accounts of NICC or its predecessor entities. The information set forth below is not necessarily indicative of the results of the Company’s future operations and should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year(1),(2)

	2003(3),(4)	2002(4)	2001	2000	1999(5)

	(In thousands, except per share amounts)
Operations:
Net sales(6)	$1,147,649	$598,181	$618,489	$666,901	$110,344
Total net revenues	1,190,561	603,031	621,564	668,938	110,797
Net (loss) income	(75,735)	(70,994)	(28,731)	6,427	(32,396)
Net (loss) income available to Class A callable puttable and Class B common stockholders	(191,780)	(70,994)	(28,731)	6,427	(32,396)

Operations-Pro Forma (unaudited):
Loss before income tax benefit (provision)(7)	n/a	n/a	(25,369)	6,427	(32,396)
Income tax benefit (provision)(8)	n/a	n/a	8,561	(3,667)	12,295
Net (loss) income to member(s)(9)	n/a	n/a	(16,808)	2,760	(20,101)

Per Share of Class A Callable Puttable and Class B Common Stock:
Basic net loss per share	(2.44)	(1.10)	(.45)	.10	(.50)
Diluted net loss per share	(2.44)	(1.10)	(.45)	.10	(.50)
Dividends declared per share(10)	.18	n/a	n/a	n/a	n/a

Balance Sheet:
Total assets	3,091,423	754,136	875,772	331,168	292,241
Working capital	165,655	3,861	22,212	66,920	58,221
Long-term debt(11)	151,429	73,142	71,442
Class A callable puttable common stock (12)	1,903,314	n/a	n/a	n/a	n/a
Stockholders’ equity	612,568	608,665	680,683	251,138	229,727

(1)	The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Effective upon the closing of the Dreyer’s Nestlé Transaction, the Company changed its fiscal periods from NICC’s calendar year ending on December 31 to a 52-week or 53-week year ending on the last Saturday in December.

For the period from October 8, 1999 (inception) to December 31, 2001, NICC maintained a calendar fiscal year and interim periods. Subsequent to Nestlé Prepared Foods’ acquisition of the remaining 50 percent interest in NICC in December 2001, NICC adopted a modified 52-week fiscal year. Interim periods are based on a four- or five-week month (13 weeks per quarter) with the exception that the full fiscal year ends on December 31.

(2)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

(3)	Results for 2003 reflect the results of NICC from January 1, 2003 to December 27, 2003 and the results of DGIC from June 27, 2003 to December 27, 2003.

(4)	Results for 2003 reflect substantially higher revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. In addition, results for 2003 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For 2003, these charges include $116,045,000 of accretion of Class A callable puttable common stock, $51,086,000 of employee severance and retention benefits, $18,148,000 of stock option compensation expense, $14,941,000 of Loss on divestiture and $11,495,000 of In-process research and development expense. Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). Stock option compensation expense represents unearned compensation which is being expensed over the terms of three-year employment agreements as service is performed and as the unvested options vest. Future stock option compensation expense will be $16,788,000, $13,207,000 and $3,325,000, for 2004, 2005 and 2006, respectively.

Fiscal 2003 and 2002 results do not include goodwill amortization because, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which required that goodwill and other indefinite-lived intangible assets no longer be amortized. During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal the estimated fair market value of goodwill.

(5)	The Company’s selected consolidated financial data does not include information prior to NICC’s inception on October 8, 1999 because NICC did not have the information necessary to allocate costs and expenses or to comply with EITF 01-9. NICC was created as a 50/50 joint venture between Nestlé Prepared Foods and the Pillsbury Company (Pillsbury) and consisted of Nestlé’s United States frozen dessert business and Pillsbury’s United States Häagen-Dazs frozen dessert business, excluding the franchising of Häagen-Dazs retail shops (which DGIC purchased in February 2004). Häagen-Dazs branded frozen dessert products have historically been the largest revenue-generating component of NICC’s frozen dessert business. The United States Häagen-Dazs frozen dessert business was operated within a larger division of Pillsbury prior to NICC’s inception. Pillsbury did not separately allocate costs and expenses between such division and the United States Häagen-Dazs frozen dessert business. The costs and expenses not separately allocated included shared-services costs, selling costs, inventory accounts, payroll costs, benefits costs, payroll taxes and other employee costs.

(6)	As a result of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” beginning in the first quarter of 2002 certain expenses previously classified as Cost of goods sold or as Selling, general and administrative expenses are now recorded as a reduction of Net sales. In accordance with this pronouncement, the results for 2001, 2000 and 1999 reflect this retroactive reclassification which had no effect on net (loss) income as previously reported. NICC adopted EITF 01-9 for all periods since its inception. The information for any period prior to October 8, 1999 that would be necessary to accurately make the required allocations and to adjust revenues to reflect the impact of EITF 01-9 does not exist and the personnel necessary to make such allocations and adjustments are no longer employed by Pillsbury and were never employed by NICC.

(7)	NICC is a limited liability company and until December 26, 2001 was treated as a partnership for United States income tax purposes. When it was treated as a partnership, NICC was not subject to taxation; rather, any income tax liability was the responsibility of its members. Effective December 26, 2001, NICC became a wholly-owned subsidiary of Nestlé Prepared Foods and was taxed as a division of its corporate owner.

(8)	The Pro forma income tax benefit (provision) is presented as if NICC had been a taxable entity for all periods prior to becoming a taxable entity. The pro forma effective tax rate differs from the statutory rate of 35 percent primarily due to state taxes and certain nondeductible items.

(9)	Pro forma net (loss) income to member(s) is calculated as (Loss) income before income tax benefit (provision) plus Pro forma income tax benefit (provision).

(10)	The Company declared regular quarterly dividends of $.06 per share of Class A callable puttable and Class B common stock for shareholders of record on June 27, 2003, September 26, 2003 and December 26, 2003. No dividends were declared by NICC during 2003 and earlier years.

(11)	Includes the current and long-term portions of long-term debt.

(12)	The Class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83 per share during two periods: December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006. The Class A callable puttable common stock may be redeemed (called) by the Company at the request of Nestlé S.A., in whole, but not in part, at a price of $88 per share during the period beginning on January 1, 2007 and ending on June 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dreyer’s Grand Ice Cream Holdings, Inc. (the Company) and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the SEC) by the Company. You can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

      We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in the Annual Report on Form 10-K and in the documents referred to in this Annual Report on Form 10-K (if any), including, but not limited to, the following:

•	risk factors described under the “Risks and Uncertainties” section below;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties resulting from the combination of the businesses of Dreyer’s Grand Ice Cream, Inc. and Nestlé Ice Cream Company, LLC, including the integration of the operations of those companies, the divestiture of assets and compliance with the Federal Trade Commission’s order;

•	costs or difficulties related to the expansion and closing of the Company’s manufacturing and distribution facilities;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	the costs associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the military action in Iraq and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company.

The Merger Agreement

      The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with Dreyer’s Grand Ice Cream, Inc. (DGIC), December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine DGIC with Nestlé Ice Cream Company, LLC (NICC). On June 26, 2003 (the Merger Closing Date), upon the closing of the transactions under the Merger Agreement (the Dreyer’s Nestlé Transaction), the businesses of DGIC and NICC were combined and each became a subsidiary of the Company. As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of the Company’s Class A callable puttable common stock constituting approximately 33 percent of the diluted shares of the Company in exchange for their shares of DGIC common stock. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to the Company) received shares of the Company’s Class B common stock constituting approximately 67 percent of the diluted shares of the Company. The Company’s Class A callable puttable common stock is listed on the Nasdaq National Market and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The Company’s Class B common stock is not listed for trading on any exchange.

      As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, the Company, DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole FruitTM Sorbet brands and the assignment of DGIC’s license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

      Pursuant to the APA, the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. The exact markets within the Territories, the product mix and the volume of products that Eskimo Pie will choose to deliver are uncertain and the Company is unable to estimate the financial implications of this right.

      Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Order, the B&J Agreement was terminated effective December 31, 2003. The Order also provides for the termination of DGIC’s joint venture with M&M/ Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.

Business Strategy

      The Company manufactures and distributes ice cream and other frozen dessert products. The “Dreyer’s Grand Ice Cream®” line of products is marketed throughout the western states and Texas and select markets in the Far East. The “Edy’s Grand Ice Cream” line of products is sold under the Edy’s® brand name throughout the remaining regions of the United States and select markets in the Caribbean and South America. The Company manufactures and/or distributes products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd., including Häagen-Dazs ice cream, Drumstick® ice cream sundae cones, Nestlé® Crunch and Butterfinger® ice cream bars and Carnation® ice cream sandwiches. The Company also manufactures under license and/or distributes brand ice cream and frozen dessert products for other companies (Partner Brands).

      The Company’s marketing strategy is based on management’s belief that a significant number of people prefer a quality product and quality image in ice cream and frozen snacks just as they do in other product categories. A quality image is communicated in many ways — taste, packaging, flavor selection, price and often through advertising and promotion. It is the Company’s goal to use these means to develop brands with clearly defined and loyal consumer followings in each major market where it does business.

      The Company’s products are offered for sale in a large variety of retail outlets, including supermarkets, convenience stores, club stores, restaurants, movie theaters, hotels, other retailers and to affiliates of Nestlé for export. In addition, the Company provides Häagen-Dazs ice cream to General Mills, Inc. for export.

      The Company’s primary strategy rests on a direct-store-distribution system, which is Company-owned in most major metropolitan markets. In this system, the Company’s products are sold, distributed and merchandised at the retail store level by the Company’s own sales force. Because the Company places a high emphasis on the qualitative advantages of such a system in maintaining stock levels, tailoring offerings to individual stores, and meeting trade customer needs, the Company increasingly refers to its approach as “direct-store-service,” rather than the more traditional “direct-store-distribution.” While Company-owned direct store service routes account for the bulk of the Company’s sales, the Company also uses a variety of other distribution methods, such as direct shipment to supermarket-owned warehouses, independent distributors and foodservice broad-line distributors. The Company also invests in freezer cabinets in retail outlets to increase consumer demand for its products. These cabinets are either serviced by the Company’s own distribution system or are leased to independent distributors who stock them with the Company’s products.

      The Company seeks to increase its sales and profitability through a business strategy which focuses on four long-term initiatives. The specific programs applied to achieve each initiative are updated each year, as required. These initiatives are: (1) development of leading brands in all three segments in which the Company competes — premium, superpremium, and frozen snacks; (2) building leadership positions in all channels where ice cream and frozen desserts are sold; (3) optimizing the Company’s cost structure; and (4) continued alignment of the Company’s employees on achievement of business objectives and enhancement of the Company’s culture and values.

      These initiatives are based on the Company’s belief that significant advantages can be achieved by the synergistic interaction of strong brands and a strong distribution system. Underlying the strategic initiatives is a commitment to win consumer preference through the presentation of well-marketed brands and products in the widest variety of channels, with a strong focus on the factors of display, stocking and flavor selection that impact impulse-based consumer purchases.

      In implementing these strategic initiatives, the Company places strong emphasis on development of new products and flavors, which is a key factor for success in ice cream and frozen snack products. The introduction of such products can require significant upfront expenditures which may materially impact the Company’s financial results. While the Company expects to recover both product introduction and ongoing marketing expenses through sales growth of its brands, there can be no assurance of such recovery.

      The Company also provides distribution services through its own system for Partner Brands. Significant current Partner Brands include Healthy Choice and Silhouette products. Distribution of Partner Brands through its own distribution system provides the Company with incremental revenues. Partner Brand distribution arrangements are generally provided under contracts of various durations. While the Company believes that distribution of Partner Brand products is beneficial to its profits and is valuable to the brand owners, the Partner Brands often compete with the Company’s own products, and the owners of the Partner Brands are generally accountable for selling and marketing functions. The owners of the Partner Brands may elect to terminate their relationships with the Company when allowed to do so by their individual contracts, and such relationships have been terminated in the past.

Integration Plan

      Prior to the closing of the Dreyer’s Nestlé Transaction, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the transaction (the Integration Plan). This Integration Plan and related progress in its implementation are reviewed on a regular basis by the Company’s Board of Directors. The key components of the Integration Plan include:

•	Consolidation of the functions of the DGIC and NICC headquarters into a single unit.

•	Transfer of selling accountability from the previous NICC system to DGIC’s system, and divestiture of the NICC route structure and its supporting personnel and assets to Eskimo Pie.

•	Transfer of certain distribution operations of NICC from various third-party distribution methods to the Company’s own route system.

•	Elimination of redundant third-party service agreements and procurement arrangements.

•	Realization of freight, warehousing, and manufacturing savings by reallocation of production to more efficient geographical locations, closing of the DGIC Union City, California manufacturing facility, and transfer of warehousing from third-parties to Company-owned warehouses in some areas.

•	Execution of the divestiture and other requirements of the Order.

      While some of these activities will be accomplished within the first year following the closing of the Dreyer’s Nestlé Transaction, others, such as the realization of manufacturing and logistical savings, will not be fully realized until 2006 and beyond. The Company anticipates that it will incur substantial expenses and capital expenditures in order to implement the Integration Plan and carry out its business strategy, particularly in the process of integrating the businesses of DGIC and NICC and realizing synergies from the combination.

      The Company believes that the benefits of this business strategy will be realized in future years, although no assurance can be given that the expectations relative to future sales and earnings benefits will be realized. Specific factors that might cause a shortfall in the business strategy include, but are not limited to, the Company’s ability to achieve efficiencies in its cost structure; the cost of dairy and other raw materials used in the Company’s products; competitors’ marketing and promotion responses; market conditions affecting the prices of the Company’s products; the Company’s ability to increase sales of its own products, and responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs.

Risks and Uncertainties

      The business combination of DGIC and NICC involves the integration of two businesses that previously operated independently. It is possible that the Company will not be able to integrate the operations of DGIC and NICC without encountering difficulties. The Company is in the process of evaluating and implementing consistent internal controls across the combined companies, although this process has not been completed. Any difficulty in successfully integrating the operations of the two businesses, including the implementation of consistent internal controls, could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company, and could lead to a failure to realize the anticipated synergies of the combination. The Company’s management has been required to dedicate substantial time and effort to the integration of DGIC and NICC. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters. If the Company’s plans for expansion of its existing manufacturing facilities or build out of new manufacturing facilities are delayed, such delays could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

      As a condition to the closing of the Dreyer’s Nestlé Transaction, the FTC required that DGIC and NICC divest certain assets. In accordance with the Order, DGIC sold its Dreamery and Whole Fruit Sorbet brands and assigned its license to the Godiva ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

      The FTC retains the authority to enforce the terms and conditions of the Order as well as to impose financial penalties on the Company for non-compliance with the Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Order. The imposition of an interim monitor or trustee could subject the Company to additional reporting requirements, costs and administrative expense.

      In order to market and promote sales of its products, the Company engages in various promotional programs with retailers and consumers. Accruals for such promotional programs are recorded in the period in which they occur based on actual and estimated liabilities incurred. Due to the high volume of promotional activity and the difficulty of coordinating trade promotional pricing with retailers and consumers, differences between the Company’s accrued liability and subsequent settlement frequently occur. Usually, these differences are individually insignificant. However, no assurance can be given that these differences will not be significant and will not have a material adverse effect on the Company’s financial results.

      To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to the Company. No assurance can be made that the net book value of unreported freezer cabinet retirements is not in excess of the Company’s allowance for such retirements.

      As a result of the Dreyer’s Nestlé Transaction, the Company has recorded a substantial investment in goodwill. In the event of a decline in the Company’s business resulting in a decline in the fair value of any of the Company’s reporting units below its respective carrying value, goodwill could be impaired, resulting in a noncash charge which could have a material adverse effect on the Company’s financial results.

      The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. The Company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The Company continues to monitor risks in this area and is evaluating the impact of these proposed regulations on an ongoing basis.

      The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. Over the past 10 years, the price of butter in the United States has averaged $1.19 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development, and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

      Vanilla is another significant raw material used in the manufacture of the Company’s products. Recent adverse weather conditions in a key growing region have reduced the supply of vanilla, resulting in substantial cost increases. At the present time, the Company is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the cost of vanilla could have a material adverse effect on the Company’s profitability and cash flow.

      Periodically, the Company has been involved in litigation as both plaintiff and defendant. Any litigation, with or without merit, can be time-consuming, result in high litigation costs, impose damage awards, require substantial settlement payments and divert management’s attention and resources. Impacts such as these could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. No assurance can be made that the Company will not be involved in litigation that is material to its business.

Application of Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the following critical accounting policies, which the Company’s senior management has discussed with the Audit Committee of the Board of Directors, represent the most significant judgments and estimates used in the preparation of the accompanying Consolidated Financial Statements. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Trade Promotions

      In order to market and promote the sales of its products, the Company may temporarily lower its price on selected products in order to encourage retailers to, in turn, lower their price to consumers. Trade promotion costs include these temporary discounts offered to retailers (referred to as variable or off-invoice promotion) as well as the cost of promotional advertising and in-store displays paid to retailers (referred to as fixed trade promotion). Typically, the timing of the Company’s trade promotion discount will correspond with a retailer’s promotional program, usually spanning two to four weeks. Trade promotion spending is seasonal, with the highest levels of activity occurring during the spring and summer months. On selected new product introductions, the Company may pay retailers a single payment stocking allowance that is usually based on the amount of retail shelf space to be occupied by the new product.

      Accruals for trade promotions are recorded in the period in which the trade promotion occurs based on a combination of the actual and estimated amounts incurred. Accruals for variable promotions are primarily based on the actual number of units sold and, to a lesser extent, estimates based on each customer’s historic and planned rate of volume sales of the promoted product. Accruals for fixed trade promotions are primarily based on actual trade promotion contracts with retailers and, to a lesser extent, estimates based on each customer’s historic and planned rate of fixed trade promotion spending. Stocking allowances are recorded as a reduction in sales in the period in which the related products are placed on the retailer’s shelves.

      While accruals for trade promotions are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) and when the customer takes a deduction from a subsequent remittance. Settlement of fixed trade promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer.

      Due to the high volume of trade promotion activity and the difficulty of coordinating trade promotion pricing with its customers, differences between the Company’s accrual and the subsequent settlement amount occur frequently. Usually these differences are individually insignificant. To address the financial impact of these differences, the Company’s estimating methodology takes these smaller differences into account. However, in rare situations these differences can be large within a single fiscal quarter. These large differences occur so infrequently that the Company cannot reliably include them in its estimating methodology. Under the circumstances, the Company believes its methodology has been reasonably reliable in recording its trade promotion expenses and period-end accruals. The Company therefore believes that there is a low to moderate likelihood that the use of different assumptions or estimates would result in a material change to its trade promotion expense or its accrual for future trade promotion settlements.

      The accrual for future trade promotion settlements as of December 27, 2003 and December 31, 2002 was $19,596,000 and $11,766,000, respectively. A variation of five percent in the 2003 accrual would change the 2003 trade promotion expense by approximately $980,000.

Retail Freezer Cabinets

      To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to the Company. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, will be applied against this allowance. At December 27, 2003, the balance in the allowance for freezer retirements totaled $5,850,000.

      Since the Company’s statistical-based sampling methodology has been recently implemented, there is no historical data to assess its reliability. However, in implementing this methodology, the Company selected statistical inputs (i.e. confidence level, precision interval, expected error rate) to yield what the Company believes is a reliable basis for estimating its freezer cabinet retirements. The Company therefore believes that there is a low to moderate likelihood that the use of different assumptions or estimates would result in a material change to the provision or allowance for freezer cabinet retirements.

      The net book value of freezer cabinets with retail customers and independent distributors was $17,519,000 (original cost of $41,366,000, less accumulated depreciation of $17,997,000 and an allowance for retirements of $5,850,000) and $34,258,000 (original cost of $42,050,000, less accumulated depreciation of $7,792,000) at December 27, 2003 and December 31, 2002, respectively.

Goodwill

      Prior to the Dreyer’s Nestlé Transaction, DGIC and NICC maintained different goodwill impairment methodologies. Over time, the operations of these two companies will be integrated. As this integration proceeds, the NICC goodwill impairment methodology will be phased-out and replaced by a methodology similar to that previously employed by DGIC.

      Both DGIC and NICC tested goodwill for impairment on an annual basis (the fiscal month of August for DGIC, the fiscal month of June for NICC) and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of a reporting unit was less than its carrying value, an impairment loss was recognized equal to the excess of the carrying value of the reporting unit goodwill over the fair value of that goodwill.

      In 2002, DGIC performed its impairment test on each of its five reporting units. These reporting units corresponded to DGIC’s current five geographic segments that it used to manage its operations. Virtually all of DGIC’s previous acquisitions that occurred before the Dreyer’s Nestlé Transaction (usually small regional distributors) were located entirely within a single reporting unit. Consequently, DGIC was able to specifically assign this goodwill to its reporting units for purposes of impairment testing. DGIC estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). DGIC employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. In August 2002, DGIC’s impairment testing reported a fair value greater than its carrying value for all reporting units.

      Prior to the Dreyer’s Nestlé Transaction, NICC operated as a single segment with one reporting unit. Consequently, NICC performed a single test to assess impairment of its goodwill. NICC used an income valuation approach to measure its fair market value. Under this valuation methodology, fair market value was based on the present value of the estimated future cash flows that NICC was expected to generate over its remaining estimated life. In applying this approach, NICC was required to make estimates of future operating trends, judgments about discount rates and other assumptions.

      Subsequent to performing its annual impairment test as of June 30, 2002, NICC determined that a triggering event had occurred due to the continued decline in its fiscal 2002 operating results which would require a new goodwill impairment test. NICC updated its impairment calculations as of September 29, 2002 using an income valuation approach to estimate the fair value of NICC. Under this income approach, the fair value is based on the present value of estimated future cash flows NICC is expected to generate over its remaining life. In applying the income approach, NICC was required to make estimates of future operating trends and judgments about discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

      As a result of this updated impairment analysis, NICC determined that the carrying value of goodwill exceeded its implied fair value and recorded a write-down of $69,956,000 to reduce the carrying value of its goodwill at September 29, 2002 to equal its implied fair value. NICC also recorded the tax effect of this impairment adjustment as an increase to Deferred income tax assets of $17,480,000, a decrease to Deferred income tax liabilities of $9,103,000, and a corresponding increase to the Income tax benefit (provision) of $26,853,000.

      Subsequent to the Dreyer’s Nestlé Transaction, DGIC and NICC performed their individual annual goodwill impairment tests at their respective pre-Dreyer’s Nestlé Transaction impairment testing dates. The Company’s impairment tests at June 2003 and August 2003 each reported a fair value in excess of the carrying value for each of the reporting units. The carrying value of all of the Company’s reporting units closely approximates its fair market value. As a result, a moderate decline in the estimated fair market value of any of its reporting units could result in a goodwill impairment charge and that impairment charge could be material.

      Goodwill at December 27, 2003 and December 31, 2002 totaled $1,931,425,000 and $381,215,000, respectively.

Employee Bonuses, Pension and 401(k) Plan Contributions

      The Company’s liabilities for employee bonuses, pension and 401(k) plan contributions at year-end are based primarily on full-year profitability as compared to the Company’s annual profit plan. In interim periods, these accruals are based primarily on estimated full-year profitability and allocated to interim fiscal quarters on a pro rata basis. Historically, this methodology has been a fairly reliable means of estimating and allocating expenses to interim fiscal quarters. The Company therefore believes that there is a low likelihood that the use of different estimates and assumptions would result in a material change to these expenses. However, due to variability of the Company’s business and the resulting difficulties in accurately forecasting full-year profitability, interim fiscal quarterly adjustments are frequently required and occasionally some of these adjustments could be material.

      The Company’s liability for employee bonuses, pension and 401(k) plan contributions at December 27, 2003 and December 31, 2002 totaled $29,188,000 and $4,912,000, respectively. A variation of five percent in the 2003 accrual would change the 2003 expense of these programs by $1,459,000.

Self-Insurance

      The Company’s liabilities for self-insured health, workers compensation, general liability and vehicle plans are developed from third-party actuarial valuations that rely on various key assumptions. These valuation assumptions have historically been fairly reliable at estimating the Company’s self-insurance liabilities at each balance sheet date. In addition, the Company maintains individual claim and aggregated stop-loss policies with third-party insurance carriers. These policies effectively limit the range of potential claim losses. As a result of the historical reliability of these third party valuation assumptions and its stop-loss insurance policies, the Company believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change in its self-insurance assets, liabilities or expense.

      The Company’s liability for self-insured health and workers compensation plans at December 27, 2003 and December 31, 2002 totaled $8,312,000 and $4,552,000, respectively. Collateral for workers compensation, general liability and vehicle self-insurance claims, in the form of cash deposits of $6,641,000 and standby letters of credits with a total face value of $7,875,000, was held by insurers at December 27, 2003. There were no cash deposits at December 31, 2002. Collateral in the form of standby letters of credit with a total face value of $5,750,000 was held at December 31, 2002. The estimated cost of claims is charged to expense as incurred.

Deferred Tax Assets

      The Company records a valuation allowance related to deferred tax assets if, based on the weight of the available evidence, the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if the Company determines that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to expense in the period in which such determination is made.

      At December 27, 2003, the Company had deferred tax assets relating to tax credit carryforwards totaling $6,930,000 that expire between 2015 and 2023. Utilization of these tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

      At December 27, 2003, the Company had net operating losses totaling $335,435,000. Of this amount, $32,598,000 can be carried back two years and the remainder can be carried forward 20 years to the extent taxable income is generated. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

      The Company’s evaluation of the need for a deferred tax asset valuation allowances has been based on fairly objective data (e.g. income tax regulations) and which is not subject to a high degree of variability. The Company therefore believes there is a low likelihood that the use of different assumptions or estimates would result in a material change to the deferred tax asset valuation allowances.

Property, Plant and Equipment, Net

      The costs of additions to property, plant and equipment, along with major repairs and improvements, are capitalized, while maintenance and minor repairs are charged to expense as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, generally ranging from three to 25 years.

      The Company has been using the same types of property, plant and equipment (e.g. trucks, manufacturing equipment) for many years. Based on this experience, the Company believes its depreciation method, depreciable lives and salvage values have proven to be fairly reliable estimates. This belief has been substantiated by historically small gains and losses recorded when assets have been retired. The Company therefore believes that there is a low likelihood that the use of different assumptions and estimates would result in a material change to its depreciation expense. However, future changes to the Company’s business strategy or operating plans could result in a shortening of the estimated useful life of certain affected assets. In these cases, the Company would decrease the remaining depreciable life on a prospective basis. This would result in an increase in depreciation expense that, in limited situations, could be material. If changes to the Company’s plans occur suddenly or are implemented quickly, an impairment charge could result. Depending on the scope of the changes and the assets affected, such an impairment charge could be material.

      During 2003, the Company determined that the estimated useful life of its freezers should be shortened from eight years to five years. The Company decreased the remaining depreciable life on a prospective basis. This resulted in an increase in depreciation expense of $3,000,000 and a corresponding increase in net loss of $(1,980,000), after the effect of the related income tax benefit, or $(.03) per diluted common share.

Trade Accounts Receivable, Net

      The Company assesses the recoverability of trade accounts receivable based on estimated losses resulting from the inability of customers to make required payments. The Company’s estimates are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. The Company reviews trade accounts receivable for recoverability regularly and whenever events or circumstances, such as deterioration in the financial condition of a customer, indicate that a change in the allowance might be required.

      Historically, this methodology has been a fairly reliable means of assessing the recoverability of trade accounts receivable at each balance sheet date. The Company therefore believes that there is a low likelihood that the use of different assumptions or estimates would result in a material change to the bad debt provision or allowance for doubtful accounts. However, lack of information about the financial deterioration of a major customer could result in a material change in the bad debt provision.

      At December 27, 2003 and December 31, 2002, the allowance for doubtful accounts totaled $5,668,000 and $3,104,000, respectively.

Other Long-Term Obligations

      Tax returns for years after 2000 are open to examination by the Internal Revenue Service. Management believes that adequate amounts of taxes and related interest and penalties, if any, have been provided for adjustments that may result from any examination of tax returns for these years.

Results of Operations

Predecessor Entities

      The Company is the successor entity to NICC. The Company was formed as a result of combination of the businesses of DGIC and NICC upon the closing of the Dreyer’s Nestlé Transaction on June 26, 2003. The accompanying Consolidated Financial Statements and related notes that are as of a date, or for a period ended, before June 27, 2003, represent the accounts of NICC or its predecessor entities.

      The Consolidated Financial Statements for 2003 reflect the results of operations of NICC for the entire period, plus the results of DGIC for the 184 days following the closing of the Dreyer’s Nestlé Transaction. The Consolidated Financial Statements for 2002 and 2001 include the results of operations of NICC only.

Financial Overview

      For 2003, the Company reported a net loss available to Class A callable puttable and Class B common stockholders of $(191,780,000), or $(2.44) per diluted common share, compared to a net loss available to Class B common stockholders of $(70,994,000), or $(1.10) per diluted common share, for 2002. Total net revenues increased 97 percent to $1,190,561,000 for 2003 from $603,031,000 for 2002. Total net revenues decreased three percent to $603,031,000 for 2002 from $621,564,000 for 2001.

      Results for 2003 reflect substantially higher revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. In addition, results for 2003 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For 2003, these transaction, integration and restructuring charges include $116,045,000 of accretion of Class A callable puttable common stock(1), $51,086,000 of employee severance and retention benefits, $18,148,000 of stock option compensation expense(2), $14,941,000 of Loss on divestiture and $11,495,000 of In-process research and development expense.

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). (See discussion following the table below.)

(2)	Stock option compensation expense represents unearned compensation which is being expensed over the terms of three-year employment agreements as service is performed and as the unvested options vest. Future stock option compensation expense will be $16,788,000, $13,207,000 and $3,325,000, for 2004, 2005 and 2006, respectively.

      The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

				Period-to-Period
				Variance
				Favorable (Unfavorable)

	Percentage of Total Net Revenues			2003	2002
				Compared	Compared
	Dec. 27, 2003	Dec. 31, 2002	Dec. 31, 2001	to 2002	to 2001

Total net revenues	100.0%	100.0%	100.0%	97.4%	(3.0)%

Costs and expenses:
Cost of goods sold	84.4	82.8	79.4	(101.4)	(1.1)
Selling, general and administrative expense	16.6	18.9	18.4	(74.1)	0.2
Interest, net of amounts capitalized	0.3	0.3	0.1	(123.8)	(145.7)
Royalty expense	1.9	4.1	6.2	8.1	35.4
Other (income) expense, net	(0.2)	0.2		280.7	(100.0)
Severance and retention expense	4.3			(100.0)	n/a
Impairment of goodwill		11.6		100.0	(100.0)
In-process research and development	1.0			(100.0)	n/a
Loss on divestiture	1.3			(100.0)	n/a

	109.6	117.9	104.1	(83.6)	(9.9)

Loss before income tax benefit	(9.6)	(17.9)	(4.1)	(6.2)	(325.9)
Income tax benefit (provision)	3.2	6.1	(0.5)	5.3	1,201.7

Net loss	(6.4)	(11.8)	(4.6)	(6.7)	(147.1)
Accretion of Class A callable puttable common stock	(9.7)			(100.0)	n/a

Net loss available to Class A callable puttable and Class B common stockholders	(16.1)%	(11.8)%	(4.6)%	(170.1)	(147.1)

52 Weeks Ended 2003 Compared with 52 Weeks Ended 2002

      Total net revenues for 2003 increased $587,530,000, or 97 percent, to $1,190,561,000 from $603,031,000 for 2002.

      Net sales of Company Brands (including Net sales to affiliates) increased $322,223,000, or 57 percent, to $882,944,000 for 2003 from $560,721,000 for 2002. This increase was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction. Company Brands represented 74 percent of Total net revenues in 2003 compared with 93 percent in 2002. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 24 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease during the period was primarily due to such mix shifts towards lower-priced products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 47,800,000 gallons, or 106 percent, to approximately 93,000,000 gallons as a result of the Dreyer’s Nestlé Transaction.

      Net sales of Partner Brands increased $227,245,000, or 607 percent, to $264,705,000 for 2003 from $37,460,000 for 2002. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction. Net sales of Partner Brands represented 22 percent of Total net revenues in 2003 compared with six percent in 2002. Average wholesale prices for Partner Brands increased approximately 57 percent. Unit sales of Partner Brands increased by 350 percent over those in 2002. These extraordinarily high increases were largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction. Since the Order required the Company to terminate the distribution agreement with Ben & Jerry’s as of December 31, 2003, there will be no future Partner Brand sales of Ben & Jerry’s products.

      Other revenues, increased $38,062,000, or 785 percent, to $42,912,000 for 2003 from $4,850,000 for 2002. This increase is attributable to $25,005,000 of revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands, $13,884,000 of reimbursements received from Eskimo Pie for the payroll expense incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories, and $488,000 of revenues related to transition services provided to Integrated Brands and Eskimo Pie to support the divested distribution centers in the Territories. The cost of providing these services is included in Cost of goods sold. The increase was partially offset by a decrease in special handling revenue of $867,000 and a decrease in freezer rental revenue of $448,000.

      Cost of goods sold increased $506,151,000, or 101 percent, to $1,005,195,000 for 2003 from $499,044,000 for 2002. The Company’s gross profit increased by $81,379,000, or 78 percent, to $185,366,000 from $103,987,000, representing a 15.6 percent gross margin compared with a 17.2 percent gross margin for 2002 (gross profit is defined as Total net revenues less Cost of goods sold). The increase in gross profit was primarily attributable to an increase in Total net revenues as a result of the Dreyer’s Nestlé Transaction and a decrease in inventory write-downs associated with packaging changes and retail spoils of $5,686,000, partially offset by a provision for freezer cabinet retirements of $6,992,000, an increase in depreciation expense of $3,000,000 resulting from a change in the estimated useful lives of freezers, an increase in expense related to minimum volume commitments under copack arrangements of $1,576,000, and settlement costs and expenses of $1,303,000 related to the resolution of certain litigation matters. The increase in Cost of goods sold was also attributable to the Dreyer’s Nestlé Transaction. The Company cannot predict the future cost of raw materials (including butter and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold and gross margin. These changes could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

      Selling, general and administrative expenses increased $84,338,000, or 74 percent, to $198,152,000 for 2003 from $113,814,000 for 2002. Selling, general and administrative expenses were 16.6 percent and 18.9 percent of Total net revenues in 2003 and 2002, respectively. The increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business, stock option compensation expense of $18,632,000, professional fees to support integration and other activities of $4,146,000, settlement costs and expenses of $3,701,000 related to the resolution of certain litigation matters, payroll taxes of $3,054,000 related to stock option exercises, an increase in depreciation expense of $2,293,000 resulting from a change in the estimated useful lives of NICC’s financial and distribution data processing systems, lease termination expenses of $1,509,000 and accretion of unvested stock options of $385,000. These increases were partially offset by a decrease in compensation expense related to NICC employee loans of $447,000; there are no NICC employee loans outstanding at December 27, 2003, therefore there will be no future compensation expense under these loans. The unvested stock options will accrete to fair value using the effective interest rate method until the Initial Put Date, when the put value of the Class A callable puttable common share will be $83 per share.

      Interest expense increased $2,270,000, or 124 percent, to $4,103,000 for 2003 from $1,833,000 for 2002, primarily due to higher average borrowings, partially offset by lower weighted-average interest rates.

      Royalty expense decreased $2,012,000, or eight percent, to $22,957,000 for 2003 from $24,969,000 for 2002, due to lower net sales of Company Brand products which are licensed to the Company. Royalty expense is primarily comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products.

      Other (income) expense, net increased $4,067,000 to income of $(2,618,000) for 2003 from expense of $1,449,000 for 2002. The increase in Other (income) expense, net is primarily attributable to other income from settlement of litigation of $(2,602,000), an increase in earnings from joint ventures and equity affiliates of $1,249,000, an increase in income from brokerage programs of $738,000 and a decrease in losses from butter trading activities of $512,000, partially offset by an increase in other expense of $1,305,000 due to accretion of vested stock options. The Order required the Company to terminate DGIC’s joint venture with Mars, as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004. The vested stock options will accrete to fair value using the effective interest rate method until the Initial Put Date, when the put value of the Class A callable puttable common share will be $83 per share.

      Severance and retention expenses totaled $51,086,000 for 2003. This expense consists of $48,545,000 of severance and retention benefits and $2,541,000 relating to the forgiveness of NICC employee loans, both as a result of the Dreyer’s Nestlé Transaction.

      During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal the estimated fair market value of goodwill.

      In-process research and development expense totaled $11,495,000 for 2003. The $11,495,000 represents the fair value of new products under development by DGIC that were acquired in the Dreyer’s Nestlé Transaction. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), this assigned value was charged to expense.

      Loss on divestiture of $14,941,000 for 2003 includes an impairment of the Purchased Assets of $11,867,000, $2,851,000 for divesture expenses and a $223,000 loss on sale of the Divested Brand inventory.

      Income tax benefit (provision) increased by $1,975,000 to $39,015,000 for 2003 from $37,040,000 for 2002 primarily due to a correspondingly higher pre-tax loss in 2003. The effective tax rate decreased to 34.0 percent from 34.3 percent for 2002 due primarily to $11,495,000 of In-process research and development which is not deductible for income tax purposes and an adjustment of $3,093,000 related to the change in NICC’s tax status.

      Accretion of Class A callable puttable common stock totaled $116,045,000 for 2003. The Class A callable puttable common stock is being accreted from the $57.99 average closing market price of DGIC’s common stock on the Nasdaq National Market over the five business days beginning two business days prior to the announcement date of the Merger Agreement and ending two business days following the announcement date of the Merger Agreement to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method.

52 Weeks Ended 2002 Compared with 52 Weeks Ended 2001

      Total net revenues for 2002 decreased $18,533,000, or three percent, to $603,031,000 from $621,564,000 for 2001.

      Net sales of Company Brands (including Net sales to affiliates) decreased $24,506,000, or four percent, to $560,721,000 for 2002 from $585,227,000 for 2001. Company Brands represented 93 percent of Total net revenues in 2002 compared with 94 percent in the same period last year. The average price of Company Brands, net of the effect of trade promotion expenses, remained unchanged from the same period last year. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between NICC’s different packaged and frozen snack products as well as by the level of price changes and trade promotional allowances. Gallon sales of Company Brands, including frozen snacks, decreased approximately 2,200,000 gallons, or five percent, to approximately 45,200,000 gallons.

      Net sales of Partner Brands, increased $4,198,000, or 13 percent, to $37,460,000 for 2002 from $33,262,000 for 2001. Net sales of Partner Brands were negatively impacted by $9,600,000 as a result of Ben & Jerry’s decision to terminate its distribution agreement with NICC effective March 2001. Net sales were positively impacted by $4,600,000 due to the acquisition of independent distributors with the remaining impact coming from the Company’s existing distribution depots. Net sales of Partner Brands represented six percent of Total net revenues in 2002 compared with five percent in the same period last year. Average wholesale prices for Partner Brands decreased approximately 13 percent. Unit sales of Partner Brands increased by 30 percent over the same period last year.

      Net sales to affiliates decreased $28,961,000, or 87 percent, to $4,209,000 for 2002 from $33,170,000 for 2001. Net sales to The Pillsbury Company (Pillsbury) were included in Net sales to affiliates in 2001 but are recorded as Net sales to external customers in 2002 following Nestlé Prepared Foods’ purchase of Pillsbury’s 50 percent ownership interest in NICC. Net sales to Pillsbury for 2002 (included in Net sales to external customers) decreased $8,433,000, or 30 percent, from $28,031,000 for 2001 when they were included in Net sales to affiliates. The decrease in net sales to Pillsbury is attributable to Pillsbury moving product sourcing to its own manufacturing facilities or copackers. Net sales to Pillsbury are expected to continue to decrease.

      Other revenues increased $1,775,000, or 58 percent, to $4,850,000 for 2002 from $3,075,000 for 2001. The increase is primarily attributable to an increase in special handling revenue of $2,130,000 and a decrease in freezer rental revenue of $355,000.

      Cost of goods sold increased $5,518,000, or one percent, to $499,044,000 for 2002 from $493,526,000 for 2001. The Company’s gross profit decreased by $24,051,000, or 19 percent, to $103,987,000 from $128,038,000, representing a 17.2 percent gross margin for 2002 compared with a 20.6 percent gross margin for 2001 (gross profit is defined as Total net revenues less cost of goods sold). The decrease in gross profit was primarily attributable to a decrease in Total net revenues as a result of lost distribution and an increase in Cost of goods sold. The increase in Cost of goods sold was primarily attributable to an increase in operating costs of $11,539,000 for distributors acquired in 2002 and 2001, an increase in electricity costs of $3,196,000, a loss on disposal of property, plant and equipment of $2,539,000, an increase in inventory write-downs associated with packaging changes and retail spoils of $4,527,000, costs for the start-up Company-owned operations in the Seattle market of $1,143,000, and an increase in direct-store delivery system costs of $911,000. These increases were partially offset by a decrease in butter costs of $15,427,000 and a decrease in depreciation expense on property, plant and equipment of $5,094,000. The Company cannot predict the future cost of raw materials (including butter and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold and gross margin. This could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

      Selling, general and administrative expenses decreased $207,000, or less than one percent, to $113,814,000 for 2002 from $114,021,000 for 2001. Selling, general and administrative expenses were 18.9 percent and 18.4 percent of Total net revenues in 2002 and 2001, respectively. The decrease is primarily attributable to a decrease in expenses incurred under an agreement between Nestlé USA, Inc. and NICC for the provision of certain administrative services of $4,305,000, and a decrease in advertising expense of $3,284,000, partially offset by an increase in sales commissions of $3,091,000, an increase in software maintenance and related software depreciation of $1,870,000, an increase in consumer promotion of $1,028,000 and an increase in compensation expense related to NICC employee loans of $272,000.

      Interest expense increased $1,087,000, or 146 percent, to $1,833,000 for 2002 from $746,000 for 2001, primarily due to higher average borrowings, partially offset by lower average interest rates.

      Royalty expense decreased $13,671,000, or 35 percent, to $24,969,000 for 2002 from $38,640,000 for 2001, due to lower Net sales of Company Brand products which are licensed to the Company. Royalty expense is primarily comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products. Royalty expense for 2002 decreased due to differences in the agreements pursuant to which the Häagen-Dazs trademarks and other intellectual property and proprietary information were made available to the Company before and after Nestle Prepared Foods’ purchase of Pillsbury’s 50 percent ownership interest in NICC.

      Other (income) expense, net consists of $1,449,000 of losses from butter trading activities for 2002. There were no butter losses in 2001 since the Company did not begin investing in butter until 2002.

      During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal the estimated fair market value of goodwill.

      Income tax benefit (provision) increased to an income tax benefit of $37,040,000 for 2002 from an income tax provision of $(3,362,000) for 2001 primarily due to the fact that NICC has only been taxed as a division of its corporate owner since December 26, 2001 and partially due to a correspondingly higher pre-tax loss in 2002. NICC is a limited liability company. From inception through December 25, 2001, NICC was owned equally by Nestlé Prepared Foods and Pillsbury and was treated as a partnership for United States income tax purposes. When it was treated as a partnership, NICC was not subject to taxation and any income tax liability was the responsibility of its members. Accordingly, NICC has not provided for income taxes before December 26, 2001. Effective December 26, 2001, Nestlé Prepared Foods acquired from Pillsbury the 50 percent interest in NICC that it did not already own.

      The unaudited Pro forma income tax benefit (provision), presented on the face of the 2001 Consolidated Statement of Operations, assumes NICC had been a taxable entity for periods prior to actually becoming a taxable entity. The pro forma effective tax rate differs from the statutory rate of 35 percent primarily due to state taxes and certain nondeductible items.

Seasonality

      The Company typically experiences more demand for its products during the spring and summer than during the fall and winter. The Company’s inventory is maintained at the same general level relative to sales throughout the year by adjusting production and purchasing schedules to meet demand. The ratio of inventory to sales typically does not vary significantly from year to year.

Effects of Inflation and Changing Prices

      The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. Over the past 10 years, the price of butter in the United States has averaged $1.19 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

      Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other (income) expense, net. During the years ended 2003 and 2002, losses from butter investments totaled $937,000 and $1,449,000, respectively. There were no butter losses in 2001 since the Company did not begin investing in butter until 2002.

      Vanilla is another significant raw material used in the manufacture of the Company’s products. Recent adverse weather conditions in a key growing region have reduced the supply of vanilla, resulting in substantial cost increases. At the present time, the Company is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the cost of vanilla could have a material adverse effect on the Company’s profitability and cash flow.

New Accounting Pronouncement

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company implemented FIN 46 in the first quarter of 2003. This interpretation is not applicable since the Company determined that there are no variable interest entities.

Financial Condition

Liquidity and Capital Resources

      As a result of the ongoing growth of the Company’s business, cash is typically required to fund working capital increases. However, due to the consummation of the Dreyer’s Nestlé Transaction and the Divestiture Transaction, working capital, net of amounts acquired, actually decreased during 2003, providing cash of $28,612,000. This working capital decrease was attributable to a decrease in inventories of $12,255,000 in conjunction with a decrease in trade accounts receivable and other accounts receivable of $62,972,000, primarily due to the sale of the Divested Brand inventory and related sales of that inventory, and an increase in Accrued payroll and employee benefits of $12,837,000 due to severance and retention accruals. This decrease in working capital was offset by a decrease in accounts payable and accrued liabilities of $62,079,000, primarily due to the sale of the Purchased Assets, the divestiture of the distribution centers previously owned by NICC and an increase in Income taxes refundable of $11,304,000. In 2002, cash provided by working capital was $7,572,000.

      The Company made capital expenditures of $32,696,000 in 2003. The Company plans to make capital expenditures of approximately $148,000,000 during 2004. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities.

      During 2003, the Company paid $40,087,000 in severance and retention benefits. The remaining accrued severance and retention expenses of $12,645,000 are expected to be paid in the first half of 2004.

      Dividend distributions during 2003 totaled $11,002,000 resulting from a quarterly dividend of $.06 per share that was paid to holders of Class A callable puttable common stock and Class B common stock in the third and fourth quarters of 2003. As of December 27, 2003, the Company had 94,013,516 shares of common stock outstanding (29,449,201 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and 2,311,849 options outstanding. If all the outstanding options were to be exercised, the aggregate funds required to pay dividends at an annual rate of $.24 per share would be approximately $23,118,000 per year.

      The Company’s primary sources of liquidity consist of cash flows from operating activities, funds from the Company’s line of credit and the Nestlé S.A. credit facility, and the issuance of Class A callable puttable common stock as a result of stock option exercises.

      Cash from operating activities, net of amounts acquired, totaled $57,121,000 in 2003. Excluding cash provided by the change in working capital, cash proceeds from operating activities, net of amounts acquired, increased $28,509,000. This increase is primarily due to increased revenues resulting from the Dreyer’s Nestlé Transaction.

      Cash proceeds from stock option exercises totaled $68,290,000 in 2003. A total of 3,910,583 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $17.73. At

December 27, 2003, 1,368,799 vested and 943,050 unvested options were outstanding, respectively. The Company expects that most of the remaining stock options will be exercised in 2004 and 2005.

      The Company utilizes the following three long-term debt facilities as a primary source of liquidity:

•	Revolving Line of Credit

On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. On June 26, 2003, a third amendment to this credit agreement became effective under which the Company was added as a party to the credit agreement and became, along with NICC and Edy’s Grand Ice Cream, a wholly-owned subsidiary of DGIC (Edy’s), a guarantor of the line of credit. On August 27, 2003, a fourth amendment to this credit agreement became effective which amended the definition of EBITDA for covenant calculations by replacing it with a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges. Offshore borrowings under the line of credit bear interest at one-month LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line of credit bear interest at Prime plus a margin ranging from zero percent to 1.375 percent.

At December 27, 2003, the Company had no amounts outstanding under this line of credit. Net repayments under the line of credit were $139,000,000 in 2003. The Company has the option to refinance this line of credit when it matures in 2005.

This revolving line of credit permits, as long as the Company is not in default thereunder, the declaration and payment of cash dividends on the Company’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of the Company’s consolidated net income for the preceding fiscal year.

•	Nestlé S.A. Credit Facility

On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. agreed to change the specified term of the bridge loan facility. Under the terms of the amended facility agreement, the twelve-month term can be extended at the option of the Company up to December 31, 2005. The Company expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin of 120 basis points (1.20 percent). At December 27, 2003, the Company had $125,000,000 outstanding on this bridge loan facility bearing interest at 2.37 percent. Net proceeds from the Nestlé S.A. credit facility were $125,000,000 during 2003.

•	Note Purchase Agreements

On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements with various noteholders. On June 26, 2003, a third amendment to these Note Purchase Agreements became effective under which the Company was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

On September 5, 2003, a fourth amendment to the Note Purchase Agreements became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

At December 27, 2003, the Company had $26,429,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2004.

Standby Letters of Credit

      At December 27, 2003 and December 31, 2002, the Company was a holder of irrevocable standby letters of credit issued by Citibank, N.A. with a total face value of $7,925,000 and $5,800,000, respectively. Of these amounts, $7,875,000 and $5,750,000, respectively, served as a guarantee by the creditor bank to cover workers compensation, general liability and vehicle claims. The Company pays fees on the standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.

Fair Value of Financial Instruments

      At December 27, 2003, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

      Under its long-term debt obligations, the Company is subject to various financial covenant requirements, including the dividend restrictions discussed above. The Company was in compliance with its financial covenants at December 27, 2003.

Funding Put/ Call of Class A Callable Puttable Common Stock

      Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.

      If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,636,200,000, based on 29,449,201 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 2,311,849 shares of Class A puttable common stock. Pursuant to the terms of the Governance Agreement entered into by the Company, Nestlé and Nestlé S.A. at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds required to be paid to stockholders under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

      The Company believes that its revolving line of credit, the Nestlé S.A. credit facility, its contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call for the Class A callable puttable common stock, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Known Contractual Obligations

      Known contractual obligations and their related due dates at December 27, 2003 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

	(In thousands)
Long-term debt	$151,429	$2,143	$2,143	$133,809	$6,667	$6,667	$—
Interest payable under long-term debt obligations(1)	6,615	2,100	1,927	1,476	834	278
Operating leases(2)	42,144	16,034	9,399	6,287	3,722	2,152	4,550
Purchase obligations(3)	139,907	110,765	13,778	6,719	4,744	3,901
Other long-term obligations(4)	2,636,200		2,636,200

Total	$2,976,295	$131,042	$2,663,447	$148,291	$15,967	$12,998	$4,550

      The Company does not have any capital lease obligations. The Company has reviewed for off-balance sheet arrangements and has noted none.

(1)	The Company’s future interest payable under the Note Purchase Agreements of $6,615,000 is based on fixed interest rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment to the Note Purchase Agreements, the interest rates in effect on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

Additional interest payable in future years under the remaining portions of long-term debt is a function of borrowing levels and interest rates which will vary in the future. Interest expense for 2004 is estimated to be $6,552,000, of which $2,100,000 is itemized under Year 1 in the above table.

(2)	The Company’s contractual obligations under operating leases include approximately $11,000,000 of maximum future payments under vehicle subleases. Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. The Company is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, the Company may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. The Company is unable to estimate the size or potential range of this loss.

(3)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing the Company’s products. In February 2004, the Company made a commitment to purchase $4,000,000 of production equipment and will purchase up to an additional $3,100,000 of such equipment during 2005 and 2006 pursuant to a contract entered into during 2004.

(4)	The Company’s other long-term obligations consist of the estimated aggregate put price based on 29,449,201 shares of Class A callable puttable common shares outstanding and outstanding options to purchase 2,311,849 shares of Class A callable puttable common stock at December 27, 2003. For purposes of the above table, the Company assumed that the put right will be exercised during the first put option period beginning in December 2005. If the Class A callable puttable common stockholders do not fully exercise their put rights in December 2005, a portion of this long-term obligation could be incurred in 2006.

Related Parties

      In connection with the Dreyer’s Nestlé Transaction, the following agreements were entered into:

NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions(1).

The Company, NICC and DGIC entered into a Research and Development Agreement with Nestec Ltd., an affiliate of Nestlé S.A., for the provision of certain limited research and development services being performed by Nestec Ltd. for NICC prior to the Merger Closing Date. This Research and Development Agreement was assigned by NICC to the Company and its wholly-owned subsidiaries, pursuant the Assignment and Assumption Agreement, dated February 5, 2004 and effective as of June 26, 2003. Pursuant to this agreement, Nestec Ltd. will provide ongoing research and development services to the Company and its wholly-owned subsidiaries(2).

The Company, Nestlé and Nestlé S.A. entered into the Governance Agreement, which contains agreements among the parties concerning the redemption of the Company’s Class A callable puttable common stock, the corporate governance of the Company, including nominees for director, and future acquisitions or dispositions of securities of the Company by Nestlé and its affiliates(5).

      In addition, the following agreements, which were entered into by NICC prior to the Merger Closing Date, remain in effect:

Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of September 1, 2002, by and between Nestlé Prepared Foods and NICC, as amended, for use of Pillsbury proprietary information (this Sublicense Agreement was assigned by NICC to the Company and its subsidiaries, pursuant to the Assignment and Assumption Agreement, dated December 11, 2003 and effective as of June 26, 2003;

Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of September 1, 2002, by and among Société des Produits Nestlé S.A., Nestec Ltd. and NICC, as amended, for use of Pillsbury licensed technology and Pillsbury licensed trademarks (this sublicense was assigned by NICC to the Company and its subsidiaries, pursuant to the Assignment and Assumption Agreement, dated December 11, 2003 and effective as of June 26, 2003;

Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated as of September 1, 2002, by and between Nestlé Prepared Foods and NICC, as amended, for use of Nestlé Prepared Foods proprietary information (the Company and DGIC were added as additional parties to this License Agreement, pursuant to the Second Amendment, dated December 11, 2003 and effective as of June 26, 2003);

Amended and Restated Trademark/ Technology License Agreement, dated as of September 1, 2002, by and among Nestlé S.A., Nestec Ltd., Société des Produits Nestlé S.A. and NICC, as amended, for the use of certain intellectual property (the Company and DGIC were added as additional parties to this License Agreement, pursuant to the Second Amendment, dated December 11, 2003 and effective as of June 26, 2003)(3);

Nestlé International Co-Pack Agreement, dated as of October 8, 1999, by and between NICC and Nestlé Prepared Foods, for production, packaging and supply of products to Nestlé USA-Food Group, Inc. (or its designee) for resale outside the United States and the District of Columbia(4);

Häagen-Dazs Japan Co-Pack Agreement, dated as of October 8, 1999, by and among Pillsbury, Nestlé USA-Food Group, Inc. and NICC, for production, packaging and supply of products to Pillsbury for resale to the Häagen-Dazs Japan Joint Venture.

      The following transactions were completed and the following agreements were initiated since the Merger Closing Date:

Borrowings under the $50,000,000 Demand Note, dated November 17, 2000 and executed by NICC in favor of Nestlé USA, Inc. were repaid by the Company to Nestlé USA, Inc.(5);

Borrowings under the $60,000,000 Demand Note, dated September 4, 2001 and executed by NICC in favor of Nestlé USA, Inc. were repaid by the Company to Nestlé USA, Inc.(5);

A long-term bridge loan facility by and among the Company and Nestlé S.A. for up to $400,000,000(5);

Amendment, Assumption and Release Agreement by and among Citibank N.A., DGIC, the Company, NICC, Nestlé and Nestlé USA, Inc. regarding certain irrevocable letters of credit in the aggregate amount of $7,925,000 issued by Citibank N.A. on behalf of NICC(5);

Distributor Agreement, effective as of September 1, 2003, between Nestlé USA, Inc. and DGIC for distribution of Nestlé frozen prepared food products(2);

Services Agreement, dated October 1, 2003, between Nestlé USA, Inc. and DGIC for the provision of sensory testing services(2);

Pursuant to a form of letter agreement used from time to time by DGIC, DGIC appoints a Nestlé international company as DGIC’s exclusive distributor of ice cream and other frozen dessert products within certain territories, such as: the Philippines, Singapore, Malaysia, the Caribbean region, Puerto Rico, Russia, Thailand, Mexico and Chile;

The provision of certain tax services by Nestlé to the Company and its wholly-owned subsidiaries pursuant to the Tax Services Agreement, dated January 5, 2004, by and between Nestlé together with its direct and indirect wholly-owned subsidiaries and the Company and its wholly-owned subsidiaries;

Services Agreement (Engineering), dated February 5, 2004, between Nestlé USA, Inc. and the Company for technical assistance in connection with designing a new refrigeration system;

Services Agreement (Servers), dated February 5, 2004, between Nestlé USA, Inc. and the Company for housing three Intel servers;

Second Amendment to Amended and Restated Trademark/ Technology License Agreement, dated December 11, 2003 and effective as of June 26, 2003, among Nestlé S.A., Nestec Ltd, Société des Produits Nestlé S.A., NICC, the Company and DGIC, pursuant to which the Company and its wholly-owned subsidiaries were added as additional licensees;

Second Amendment to Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated December 11, 2003 and effective as of June 26, 2003, among Nestlé Prepared Foods, NICC, the Company and DGIC, pursuant to which the Company and its wholly-owned subsidiaries were added as additional licensees(3);

(1)	The Company recognized Selling, general and administrative expense of $1,470,000, $3,460,000, $7,765,000 for services under these agreements in 2003, 2002 and 2001, respectively.

(2)	Expenses recognized under this agreement were not material in 2003, 2002 and 2001.

(3)	Royalty expense is primarily comprised of royalties paid to affiliates for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of the Company’s frozen dessert products. Royalty expense to Nestlé affiliates totaled $22,764,000, $24,969,000 and $38,640,000 for 2003, 2002 and 2001, respectively.

(4)	Net sales to Nestlé affiliates under this agreement are included in the 2003, 2002 and 2001 Consolidated Statement of Operations and totaled $3,505,000, $4,209,000 and $5,139,000, respectively. In addition to related party sales made under this agreement, related party sales to Pillsbury of $28,031,000 were made during 2001, the only year presented during which Pillsbury was a related party.

(5) See “Liquidity and Capital Resources” section above.

Related Party Inventory Purchases

Prior to December 26, 2001, the Company sold products to its members at cost as specified in an International Co-Pack Agreement with Nestlé Prepared Foods and Pillsbury. Subsequent to Nestlé Prepared Foods’ acquisition of Pillsbury’s 50 percent interest in NICC on December 26, 2001, NICC continued to sell products at cost to Pillsbury under the same commercial terms and conditions that were effective during the duration of the joint venture agreement. The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $10,510,000, $11,001,000 and $11,086,000 in 2003, 2002 and 2001, respectively. The Company made no inventory purchases from Pillsbury during 2001 when Pillsbury was an affiliate.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Long-term Debt

      The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at December 27, 2003:

	Long-Term Debt	Interest Rates

	(In thousands)
Fixed Interest Rates:
Note Purchase Agreements(1)	$26,429	8.06 - 8.34%
Variable Interest Rates:
Nestlé S.A. credit facility	125,000	2.37%

	$151,429

      If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $296,000. The notes under the note purchase agreements have interest and principal payable semiannually through 2008; the revolving line of credit is due in 2005.

(1)	On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements with various noteholders. On June 26, 2003, a third amendment to these Note Purchase Agreements became effective under which the Company was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

Investments

      The Company does not have short-term or long-term monetary investments.

Commodity Costs

      The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. Over the past 10 years, the price of butter in the United States has averaged $1.19 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

      Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other (income) expense, net. During the years ended 2003 and 2002, losses from butter investments totaled $937,000 and $1,449,000, respectively. There were no butter losses in 2001 since the Company did not begin investing in butter until 2002.

      Vanilla is another significant raw material used in the manufacture of the Company’s products. Recent adverse weather conditions in a key growing region have reduced the supply of vanilla, resulting in substantial cost increases. At the present time, the Company is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the cost of vanilla could have a material adverse effect on the Company’s profitability and cash flow.

Item 8.	Financial Statements and Supplementary Data.

      The information required by Item 8 is incorporated by reference herein from Part IV, Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A.	Controls and Procedures.

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

      (b) The Dreyer’s Nestlé Transaction closed on June 26, 2003. As a result of the combination of the businesses of DGIC and NICC, we are in the process of evaluating and implementing consistent internal controls and procedures across the combined companies, although this process has not been completed. Other than the foregoing, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information set forth under the captions “Board of Directors — Nominees for Director,” “Board of Directors — Committees” “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Matters Submitted to a Vote of Stockholders — Election of Directors” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

      The Company has adopted a Code of Conduct that applies to all directors, officers and employees. A copy of the Code of Conduct can be accessed at the Company’s website located at http://www.dreyersinc.com by following the links provided in the “Careers and Culture” section.

Item 11.	Executive Compensation.

      The information set forth under the captions “Executive Compensation” and “Board of Directors — Remuneration of Directors” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      The information set forth under the captions “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Other Relationships” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

      The information set forth under the caption “Audit and Other Fees” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

(1)	Financial Statements
	Consolidated Statement of Operations for each of the three years in the period ended December 27, 2003	42
	Consolidated Balance Sheet at December 27, 2003 and December 31, 2002	43
	Consolidated Statement of Changes in Stockholders’ Equity for each of the three years in the period ended December 27, 2003	44
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 27, 2003	45
	Notes to Consolidated Financial Statements	46
	Report of Independent Auditors for the year ended December 27, 2003	81
	Independent Auditors’ Report for each of the two years in the period ended December 31, 2002	82
	Financial statements of any other 50 percent or less owned company have been omitted because the Company’s proportionate share of income (loss) from continuing operations before income tax benefit (provision) and cumulative effect of change in accounting principle is less than 20 percent of the respective consolidated amounts, and the investment in and advances to any such company is less than 20 percent of consolidated total assets
(2)	Financial Statement Schedules
	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
(3)	Exhibits
	The exhibits listed in the accompanying exhibit index are filed herein or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K	83

      (b) Reports on Form 8-K

A Current Report on Form 8-K was filed on October 22, 2003 reporting that the Company will close its Union City, California manufacturing facility in the first quarter of 2004 and will expand production capability in Bakersfield, California and on the East Coast.

A Current Report on Form 8-K was filed on November 20, 2003 reporting that, on November 17, 2003, the Company announced financial results for the third fiscal quarter of 2003.

CONSOLIDATED STATEMENT OF OPERATIONS

	December 27,	December 31,	December 31,
	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
Net sales to external customers	$1,144,144	$593,972	$585,319
Net sales to affiliates	3,505	4,209	33,170

Net sales	1,147,649	598,181	618,489
Other revenues	42,912	4,850	3,075

Total net revenues	1,190,561	603,031	621,564

Costs and expenses:
Cost of goods sold to external customers	1,001,690	494,835	460,356
Cost of goods sold to affiliates	3,505	4,209	33,170

Cost of goods sold	1,005,195	499,044	493,526
Selling, general and administrative expense	198,152	113,814	114,021
Interest, net of amounts capitalized	4,103	1,833	746
Royalty expense	22,957	24,969	38,640
Other (income) expense, net	(2,618)	1,449
Severance and retention expense	51,086
Impairment of goodwill		69,956
In-process research and development	11,495
Loss on divestiture	14,941

	1,305,311	711,065	646,933

Loss before income tax benefit (provision)	(114,750)	(108,034)	(25,369)
Income tax benefit (provision)	39,015	37,040	(3,362)

Net loss	(75,735)	(70,994)	(28,731)
Accretion of Class A callable puttable common stock	(116,045)

Net loss available to Class A callable puttable and Class B common stockholders	$(191,780)	$(70,994)	$(28,731)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(2.44)	$(1.10)	$(.45)

Diluted	$(2.44)	$(1.10)	$(.45)

Dividends declared per common share:
Class A callable puttable	$.18

Class B	$.18

Pro forma information (Unaudited):
Loss before pro forma income tax benefit (provision)			$(25,369)
Pro forma income tax benefit (provision)			8,561

Pro forma net loss to members			$(16,808)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 27,	December 31,
	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$1,623	$2,435
Trade accounts receivable, net	110,381	51,643
Other accounts receivable	11,580	4,754
Inventories	148,426	52,711
Prepaid expenses and other	37,723	2,811
Income taxes refundable	18,283
Taxes receivable due from affiliates	12,236	16,943
Deferred income taxes	17,265	7,890

Total current assets	357,517	139,187
Employee loans		3,279
Property, plant and equipment, net	392,613	211,248
Other assets	20,735	18,682
Other intangibles, net	389,133	525
Goodwill	1,931,425	381,215

Total assets	$3,091,423	$754,136

LIABILITIES, CLASS A CALLABLE PUTTABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$130,360	$46,581
Accrued payroll and employee benefits	59,359	15,603
Current portion of long-term debt	2,143	73,142

Total current liabilities	191,862	135,326
Long-term debt, less current portion	149,286
Long-term stock option liability	135,121
Other long-term obligations	18,207	2,813
Deferred income taxes	81,065	7,332

Total liabilities	575,541	145,471

Commitments and contingencies
Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value — 31,830,332 shares authorized; 29,449,201 issued and outstanding in 2003, and none in 2002	294
Class A capital in excess of par	1,904,124
Notes receivable from Class A callable puttable common stockholders	(1,104)

Total Class A callable puttable common stock	1,903,314

Stockholders’ Equity:
Class B common stock, $.01 par value — 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2003, and none in 2002	646
Class B capital in excess of par	961,932
Investment from member		750,252
Accumulated deficit	(350,010)	(141,587)

Total stockholders’ equity	612,568	608,665

Total liabilities, Class A callable puttable common stock, and stockholders’ equity	$3,091,423	$754,136

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B Common Stock
					Investment	Accumulated
			Capital in	Accumulated	From	Net Loss to
	Shares	Par Value	Excess of Par	Deficit	Member	Member	Total

	(In thousands)
Balances at December 31, 2000	—	$—	$—	$—	$277,107	$(25,969)	$251,138
Capital contributions					11,717		11,717
Capital contributions — acquisition of members’ interests					446,559		446,559
Net loss to members						(28,731)	(28,731)

Balances at December 31, 2001					735,383	(54,700)	680,683
Capital contributions					2,166		2,166
Adjustment of capital contribution related to acquisition of members’ interest					(1,990)		(1,990)
Capital contributions — acquisition costs paid by Nestlé affiliate					14,693		14,693
Tax sharing adjustment						(15,893)	(15,893)
Net loss to member						(70,994)	(70,994)

Balances at December 31, 2002					750,252	(141,587)	608,665
Capital contributions — acquisition costs paid by Nestlé affiliate					17,121		17,121
Reclassification of investment from member to Class B capital in excess of par			767,373		(767,373)
Reclassification of accumulated net loss to member to accumulated deficit				(141,587)		141,587
Conversion of DGIC common stock held by Nestlé to Class B common stock	9,563	96	194,559				194,655
Issuance of Class B common stock in connection with the Dreyer’s Nestlé Transaction	55,001	550					550
Net loss				(75,735)			(75,735)
Accretion of Class A callable puttable common stock				(116,045)			(116,045)
Class A callable puttable and Class B common stock dividends declared				(16,643)			(16,643)

Balances at December 27, 2003	64,564	$646	$961,932	$(350,010)	$—	$—	$612,568

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 27,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(75,735)	$(70,994)	$(28,731)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	51,288	25,404	25,930
In-process research and development	11,495
Loss on divestiture	14,941
Loss on disposal of property, plant and equipment	3,596	3,932	1,021
Provision for severance and retention expense	10,999
Impairment of goodwill		69,956
Provision for retail freezer retirements	6,992
Accretion of long-term stock option liability	1,690
Tax-sharing adjustment		(15,893)
Stock option compensation expense	18,632
Supplemental management retirement and savings plan expense	470	381	632
Employee loan compensation expense	228	675	403
Deferred income taxes	(27,479)	(3,995)	3,437
Increase in other long-term obligations	11,392
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable and other accounts receivable	62,972	30,918	(22,169)
Inventories	12,255	13,492	13,164
Prepaid expenses and other	9,224	3,420	(3,811)
Income taxes refundable	(11,304)
Due to/from member(s)/affiliates		16,959	(11,833)
Taxes receivable due from affiliates	4,707	(16,943)
Accounts payable and accrued liabilities	(62,079)	(40,134)	17,902
Accrued payroll and employee benefits	12,837	(140)	(372)

	57,121	17,038	(4,427)

Cash flows from investing activities:
Additions to property, plant and equipment	(32,696)	(25,342)	(48,067)
Retirements of property, plant and equipment	2,441
Purchases of businesses, net of cash acquired		(2,642)	(21,227)
Cash acquired in the acquisition of Dreyer’s Grand Ice Cream, Inc.	597
Decrease (increase) in other assets	241

	(29,417)	(27,984)	(69,294)

Cash flows from financing activities:
Repayments under long-term line of credit, net	(139,000)
Proceeds from Nestlé S.A. credit facility, net	125,000
(Repayments under) proceeds from Nestlé USA, Inc. demand notes, net	(73,142)	1,700	71,442
Collection of notes receivable from Class A callable puttable common stockholders	828
Proceeds from stock option exercises	68,290
Collection of employee loans	510
Capital contributions from member		2,166	11,717
Cash dividends paid	(11,002)

	(28,516)	3,866	83,159

Decrease (increase) in cash and cash equivalents	(812)	(7,080)	9,438
Cash and cash equivalents, beginning of period	2,435	9,515	77

Cash and cash equivalents, end of period	$1,623	$2,435	$9,515

See accompanying Notes to Consolidated Financial Statements,

including Supplemental Cash Flow Disclosures (Note 25).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

      Dreyer’s Grand Ice Cream Holdings, Inc. (the Company) and its subsidiaries are engaged primarily in the business of manufacturing and distributing ice cream and other frozen dessert products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

Predecessor Entities

      The Company is the successor entity to the Nestlé Ice Cream Company, LLC (NICC) business. The Company was formed as a result of the combination of NICC and Dreyer’s Grand Ice Cream, Inc. (DGIC) (the Dreyer’s Nestlé Transaction) on June 26, 2003 (the Merger Closing Date). The accompanying Consolidated Financial Statements of the Company and related notes that are as of a date, or for a period ended, before June 27, 2003, represent the accounts of NICC or its predecessor entities.

      NICC (formerly known as Ice Cream Partners USA, LLC) began operations on October 8, 1999 (inception date) as a joint venture between The Pillsbury Company (Pillsbury) and Nestlé USA — Prepared Foods Division, Inc. (Nestlé Prepared Foods). Nestlé Prepared Foods is a wholly-owned subsidiary of Nestlé Holdings, Inc. (Nestlé), the United States holding company for the principal food and beverage operations of Nestlé S.A., the ultimate parent company incorporated in Switzerland. Through October 31, 2001, Pillsbury was a wholly-owned subsidiary of Diageo PLC; thereafter, Pillsbury was a wholly-owned subsidiary of General Mills, Inc. The term of the joint venture was established as 40 years. Pillsbury contributed assets and liabilities of its United States Häagen-Dazs® frozen dessert business and Nestlé Prepared Foods contributed assets and liabilities of its United States frozen dessert business. The contribution of net assets was made at predecessor book value.

      For the period from the inception date through December 25, 2001, Pillsbury and Nestlé Prepared Foods were the only members of NICC and shared equally in the profits and losses of NICC. The members shared decision-making authority equally. Additional capital contributions were made by Pillsbury in 2000 in accordance with the terms of the limited liability agreement of NICC. Capital contributions were made quarterly by Nestlé Prepared Foods based on the amount of royalties paid by NICC to Swiss affiliates of Nestlé Prepared Foods that owned trademarks and technology sublicensed to NICC. Royalties were paid to affiliates of the members for use of trademarks and technology. No other capital contributions were required from the members during 2001.

      Effective December 26, 2001, Nestlé Prepared Foods acquired from Pillsbury the 50 percent interest in NICC that Nestlé Prepared Foods did not already own. At that time, Nestlé Prepared Foods’ wholly-owned subsidiary, NICC Holdings, Inc. (NICC Holdings), became NICC’s sole member.

Segment Information

      The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

      Aggregated Total net revenues for management reporting purposes consist of Net sales of company branded products, including licensed and joint venture products (Company Brands), Net sales of products distributed for other manufacturers (Partner Brands), and Other revenues for the manufacture and distribution of products for other companies. Net sales of Company Brands were $882,944,000, $560,721,000 and $585,227,000 in 2003, 2002 and 2001, respectively. Net sales of Partner Brands were $264,705,000, $37,460,000 and $33,262,000 in 2003, 2002 and 2001, respectively. Other revenues were $42,912,000, $4,850,000 and $3,075,000 in 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 2.	Summary of Significant Accounting Policies

Consolidation

      The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated.

Fiscal Year

      The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Effective upon the closing of the Dreyer’s Nestlé Transaction, the Company changed its fiscal periods from NICC’s calendar year ending on December 31 to a 52-week or 53-week year ending on the last Saturday in December with fiscal quarters ending on the Saturday closest to the end of the calendar quarter. As a result, the accompanying Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows present the results of NICC and DGIC for the following periods:

Year	NICC	DGIC

2003	1/1/03 to 12/27/03	6/27/03 to 12/27/03
2002	1/1/02 to 12/31/02	n/a
2001	1/1/01 to 12/31/01	n/a

      This change in fiscal periods did not have a material impact on the Consolidated Financial Statements.

Significant Accounting Assumptions and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions. These estimates include assessing the recoverability of accounts receivable; the adequacy of the valuation allowance for deferred tax assets; the recoverability of goodwill; the recoverability and estimated useful lives of property, plant and equipment; the adequacy of the Company’s liabilities for self-insured health, workers compensation, general liability and vehicle plans; and the adequacy of the Company’s liabilities for employee bonuses, pension and 401(k) plan contributions, among others. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Financial Statement Presentation

      Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Cash Equivalents

      The Company classifies financial instruments as cash equivalents if the original maturity of such investments is three months or less.

Inventories

      Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Cost includes materials, labor, manufacturing overhead, and certain warehouse and distribution expenses.

Butter Investments

      Under current Federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other (income) expense, net.

Property, Plant and Equipment, Net

      The cost of additions to property, plant and equipment, along with major repairs and improvements, is capitalized, while maintenance and minor repairs are charged to expense as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, currently ranging from three to 25 years (Note 11). Interest costs relating to capital assets under construction are capitalized.

Impairment of Long-Lived Assets

      The Company reviews long-lived assets and certain identifiable intangibles for impairment annually or between annual tests if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. Assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell. Such assets are not depreciated while held for sale.

Goodwill

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This pronouncement requires recognition of goodwill and other identifiable intangible assets with indeterminate lives (“these assets”) as long-term assets. Amortization as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets”, is no longer permitted. In lieu of amortization, these assets are now tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

      The Company performs its annual goodwill impairment tests using methodologies that take into account the goodwill of the entire Company. These methodologies are more fully described in Note 12.

      Prior to the adoption of SFAS No. 142, goodwill was amortized using the straight-line method over its estimated useful life of 20 years. Beginning in 2002, goodwill is no longer amortized.

Other Intangibles, Net

      Other intangibles are amortized using the straight-line method over their estimated useful lives, ranging from less than one year up to 84.6 years (Note 13).

      The Company reviews long-lived assets and certain identifiable intangibles for impairment annually or between annual tests if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down will be recorded, measured by the amount of the difference between the carrying value and the fair value of the asset. Assets to be disposed of are recorded at the lower of carrying value or fair value less costs to sell. Such assets are not depreciated while held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Revenue Recognition

      Revenue is recognized when title and risk of loss have transferred to the customer, the collection of the resulting receivable is reasonably assured, and all significant Company obligations have been satisfied. Revenue from consignment sales is recognized upon purchase of the product by retail customers. The Company provides appropriate provisions for uncollectible accounts.

Trade Promotions

      In order to market and promote the sales of its products, the Company may temporarily lower its price on selected products in order to encourage retailers to, in turn, lower their price to consumers. Trade promotion costs include these temporary discounts offered to retailers (referred to as variable or off-invoice promotion) as well as the cost of promotional advertising and in-store displays paid to retailers (referred to as fixed trade promotion). Typically the timing of the Company’s trade promotion discount will correspond with a retailer’s promotional program, usually spanning two to four weeks. Trade promotion spending is seasonal, with the highest levels of activity occurring during the spring and summer months. On selected new product introductions, the Company may pay retailers a single payment stocking allowance that is usually based on the amount of retail shelf space to be occupied by the new product.

      Accruals for trade promotions are recorded in the period in which the trade promotion occurs based on a combination of the actual and estimated amounts incurred. Accruals for variable promotions are primarily based on the actual number of units sold, and, to a lesser extent, estimates based on each customer’s historic and planned rate of volume sales of the promoted product. Accruals for fixed trade promotions are primarily based on actual trade promotion contracts with retailers and, to a lesser extent, estimates based on each customer’s historic and planned rate of fixed trade promotion spending. Stocking allowances are recorded as a reduction in sales in the period in which the related products are placed on the retailer’s shelves.

      While accruals for trade promotion are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) and when the customer takes a deduction from a subsequent remittance. Settlement of fixed trade promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer.

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)

      In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (EITF 01-9). This pronouncement requires that discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) be recorded as a reduction of revenue.

      The Company adopted EITF 01-9 at the beginning of fiscal 2002 and presented the expenses described above in accordance with this pronouncement, including retroactively reclassifying 2001 expenses. The retroactive reclassification of these expenses resulted in a decrease in Net sales along with a corresponding decrease in Cost of goods sold or in Selling, general and administrative expenses with no effect on net (loss) as previously reported.

Retail Freezer Cabinets

      To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to the Company. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, will be applied against this allowance. At December 27, 2003, the balance in the allowance for freezer retirements totaled $5,850,000.

Shipping and Handling Costs

      The Company classifies shipping and handling expenses related to product sales as a cost of goods sold.

Advertising Costs

      The Company defers production costs for advertising and expenses these costs over the period during which the advertisement is first run. All other advertising costs are expensed as incurred. At December 27, 2003 and December 31, 2002, deferred advertising spending, including consumer promotion spending, in the Consolidated Balance Sheet totaled $3,809,000 and $1,881,000, respectively. Advertising spending, including consumer promotion spending, was $40,405,000, $12,410,000 and $15,694,000 in 2003, 2002 and 2001, respectively.

Income Taxes

      Income taxes are accounted for using the liability method. Under this method, deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be used in future years to offset taxable income. This assessment is performed without regard to any reimbursement provisions of NICC’s tax sharing agreement with Nestlé.

      NICC is a limited liability company. From inception through December 25, 2001, NICC was owned equally by Pillsbury and Nestlé Prepared Foods and was treated as a partnership for United States income tax purposes. When it was treated as a partnership, NICC was not subject to taxation; rather, any income tax liability was the responsibility of its members. Accordingly, NICC has not provided for income taxes in the accompanying Consolidated Financial Statements for its activity through December 25, 2001.

      Effective December 26, 2001, Nestlé Prepared Foods acquired from Pillsbury the 50 percent interest in NICC that Nestlé Prepared Foods did not already own. Since that date, NICC has been taxed as a division of its corporate owner and is required to provide for income taxes as a taxable entity. As a result of the change in NICC’s status from a nontaxable entity to a taxable division, net deferred tax liabilities as of December 26, 2001 were recorded as a charge to the 2001 Consolidated Statement of Operations.

      Rock Island Foods, Inc. (Rock Island) is a taxable domestic corporation wholly-owned by NICC that was acquired on October 26, 2001. Effective December 26, 2001, when NICC became a taxable division of its corporate parent, both NICC’s and Rock Island’s taxable income were included in a consolidated income tax return with Nestlé. The income tax provision for the period during which NICC was a taxable entity has been prepared as though NICC was a separate taxpayer, with the exception of net operating losses that were utilized by the Nestlé consolidated group. If such losses were recorded on a separate company basis, approximately $33,000,000 of the current income tax benefit would be categorized as deferred income tax benefit. Deferred income tax assets would have increased $33,000,000 offset by a reduction in the Accumulated net loss to member and Taxes receivable due from affiliates in the amount of $16,000,000 and $17,000,000 respectively.

      Effective June 27, 2003, NICC, Rock Island and DGIC and its subsidiaries became part of a new consolidated group, for which the Company was established as the parent. Consolidated tax returns will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

filed for this new consolidated group for the period June 27, 2003 through December 27, 2003 and for future tax years.

      In accordance with the Nestlé tax sharing policy through September 29, 2002, NICC was not entitled to a reimbursement for tax losses. Any intercompany taxes receivable were eliminated as an adjustment to members’ equity. Subsequent to that date, the policy was amended such that any intercompany taxes would be settled by actual payment. Reimbursement for tax losses for the period September 30, 2002 through June 26, 2003 is presented as Taxes receivable due from affiliates.

      The Pro forma income tax benefit (provision), presented on the face of the 2001 Consolidated Statement of Operations, assumes NICC had been a taxable entity for periods prior to actually becoming a taxable entity (Note 16). The pro forma effective tax rate differs from the statutory rate of 35 percent primarily due to state taxes and certain nondeductible items.

Accounting for Stock-Based Compensation

      The Company accounts for its employee stock options (Note 19) at fair value under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44).

Net Loss Per Share of Class A Callable Puttable and Class B Common Stock

      The denominator for basic net loss per share includes the number of weighted-average common shares outstanding. The denominator for diluted net loss per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities. The following table reconciles the numerators and denominators of the basic and diluted net loss per common share calculations:

	2003	2002	2001

	(In thousands, except per share amounts)
Net loss	$(75,735)	$(70,994)	$(28,731)
Accretion of Class A callable puttable common stock	(116,045)

Net loss available to Class A callable puttable and Class B common stockholders	$(191,780)	$(70,994)	$(28,731)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	78,681	64,564	64,564

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(2.44)	$(1.10)	$(.45)

Diluted	$(2.44)	$(1.10)	$(.45)

      The weighted-average shares presented above for 2003 include the shares that are now classified as Class B common stock for the entire period and the shares of Class A callable puttable common stock beginning on the Merger Closing Date. The weighted-average shares presented above for 2002 and 2001 include the 64,564,315 shares that are now classified as Class B common stock. Diluted net loss per common share is equal to basic net loss per common share because the effect of common stock equivalents is anti-dilutive.

      Potentially dilutive securities, which include stock options, are excluded from the calculations of diluted net loss per common share when their inclusion would have an anti-dilutive effect. During 2003, 2,794,000 shares of potentially dilutive securities were excluded from the weighted-average share calculation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

for purposes of calculating weighted-average diluted shares and diluted loss per common share. There were no potentially dilutive securities outstanding during 2002 and 2001.

New Accounting Pronouncement

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company implemented FIN 46 in the first quarter of 2003. This interpretation is not applicable since the Company determined that there are no variable interest entities.

Note 3.	The Merger Agreement

The Dreyer’s Nestlé Transaction

      The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with DGIC, December Merger Sub, Inc., Nestlé and NICC Holdings to combine DGIC with NICC. On the Merger Closing Date, the businesses of DGIC and NICC were combined and each became a subsidiary of the Company. As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of the Company’s Class A callable puttable common stock constituting approximately 33 percent of the diluted shares of the Company in exchange for their shares of DGIC common stock. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to the Company) received shares of Class B common stock of the Company constituting approximately 67 percent of the diluted shares of the Company. The Company’s Class A callable puttable common stock is listed on the Nasdaq National Market and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The Class B common stock is not listed for trading on any exchange.

The Divestiture Transaction

      As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole FruitTM Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

      Pursuant to the APA, the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. It is uncertain as to the exact markets within the Territories, product mix and volume of products that Eskimo Pie will choose to deliver. The Company is unable to estimate the financial implications of this right.

      Under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Order, the B&J Agreement was terminated effective December 31, 2003. The Order also provides for the termination of DGIC’s joint venture with M&M/ Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.

Integration Plan

      Prior to the closing of the Dreyer’s Nestlé Transaction, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the transaction (the Integration Plan). The key components of the Integration Plan include:

•	Consolidation of the functions of the DGIC and NICC headquarters into a single unit.

•	Transfer of selling accountability from the previous NICC system to DGIC’s system, and divestiture of the NICC route structure and its supporting personnel and assets to Eskimo Pie.

•	Transfer of certain distribution operations of NICC from various third-party distribution methods to the Company’s own route system.

•	Elimination of redundant third-party service agreements and procurement arrangements.

•	Realization of freight, warehousing, and manufacturing savings by reallocation of production to more efficient geographical locations, closing of the DGIC Union City, California manufacturing facility, and transfer of warehousing from third-parties to Company-owned warehouses in some areas.

•	Execution of the divestiture and other requirements of the Order.

      This Integration Plan and the related progress in its implementation are reviewed on a regular basis by the Company’s Board of Directors.

Note 4.	Accounting for the Dreyer’s Nestlé Transaction

Reverse Acquisition Purchase Accounting

      The Dreyer’s Nestlé Transaction has been accounted for as a reverse acquisition under the purchase method of accounting. For this purpose, NICC was deemed the acquirer and DGIC was deemed to be the acquiree. The estimated purchase price and related preliminary allocation were recorded in two components reflecting the two primary transactions pursuant to which Nestlé and NICC Holdings acquired, or will acquire all of the DGIC shares (i.e., the initial investment beginning in 1994 that acquired 27.2 percent of the DGIC shares and the June 26, 2003 transaction to acquire the remaining 72.8 percent).

      The first component of the purchase accounting was based on Nestlé’s original ownership of 9,563,016 shares, or 27.2 percent (the Nestlé Original Equity Investment), of the 35,101,634 total DGIC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was allocated to the DGIC assets and liabilities to reflect Nestlé’s historical cost as calculated under the equity method of accounting in accordance with U.S. GAAP.

      The second component of the purchase accounting was based on Nestlé’s purchase of the remaining 25,538,618 shares, or 72.8 percent (the Non-Nestlé Ownership), of the 35,101,634 total DGIC shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was recorded at fair value on the announcement date of the Merger Agreement (June 17, 2002), and also included the fair value of the vested and unvested stock options of DGIC and the Dreyer’s Nestlé Transaction expenses, less deferred compensation relating to the unvested stock options. This purchase price was allocated to the assets and liabilities based on a valuation study completed as of June 26, 2003 by an independent third party.

      The components of the estimated purchase price and preliminary allocation as of December 27, 2003 were as follows:

		Nestlé’s
		Original	Non-Nestlé
		Equity	Ownership at
		Investment	Fair Value	Total
	Notes	(27.2 percent)	(72.8 percent)	(100.0 percent)

	(In thousands)
Components of the Estimated Purchase Price:
Nestlé Original Equity Investment in DGIC	(i)	$193,273	$	$193,273
Class A callable puttable common stock	(ii)		1,480,933	1,480,933
Long-term stock option liability	(iii)		372,097	372,097
Deferred compensation (unvested stock options)	(iv)		(51,468)	(51,468)
Dreyer’s Nestlé Transaction expenses	(v)		31,924	31,924

		$193,273	$1,833,486	$2,026,759

Components of the Preliminary Allocation:
Current assets, excluding inventories		$44,661	$119,268	$163,929
Inventories		29,445	78,749	108,194

Total current assets		74,106	198,017	272,123
Property, plant and equipment		57,200	164,071	221,271
Other assets		1,210	3,234	4,444
DGIC historical intangible assets		389	258	647
Other intangibles	(vi)		391,544	391,544
In-process research and development	(vii)		11,495	11,495
Goodwill		152,706	1,397,504	1,550,210

Total assets acquired		285,611	2,166,123	2,451,734

Current liabilities	(viii)	(41,798)	(123,597)	(165,395)
Long-term debt, less current portion		(44,485)	(118,801)	(163,286)
Deferred income taxes	(ix)	(6,055)	(90,239)	(96,294)

Total liabilities assumed		(92,338)	(332,637)	(424,975)

		$193,273	$1,833,486	$2,026,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(i)	Nestlé’s Original Equity Investment in DGIC — Represents the historical cost of Nestlé’s initial equity investment in DGIC common stock (9,563,016 shares, or 27.2 percent) as determined using the equity method under U.S. GAAP.

(ii)	Class A callable puttable common stock — Represents the Non-Nestlé Ownership shares (25,538,618 shares, or 72.8 percent) multiplied by the average of the closing market prices of DGIC’s common stock on the Nasdaq National Market over the five business days beginning two business days prior to the announcement date of the Merger Agreement and ending two business days following the announcement date of the Merger Agreement ($57.99 per share, the Announcement Date Average Closing Price). As described more fully in Note 20, the Class A callable puttable common stock is being accreted to the put value of $83.00 per share.

(iii)	Long-term stock option liability — Represents the fair value of the DGIC vested and unvested stock options as calculated under the Black-Scholes option-pricing model. As described more fully in Note 19, the vested and unvested stock options are being accreted to the put value of the Class A callable puttable common stock of $83.00 per share.

(iv)	Deferred compensation (unvested stock options) — Represents the deferred compensation associated with the unvested stock options. The intrinsic value of the unvested stock options was allocated to unearned compensation to the extent future service is required in order to vest the unvested stock options. As described more fully in Note 19, this unearned compensation will be charged to stock compensation expense, a component of Selling, general and administrative expense, as services are performed.

(v)	Dreyer’s Nestlé Transaction expenses — Represents the Dreyer’s Nestlé Transaction expenses incurred and paid by NICC and an affiliate of Nestlé. As described more fully in Note 21, substantially all of these expenses were recorded as a capital contribution and classified as Class B common stock capital in excess of par. The remainder was paid directly by NICC.

(vi)	Other intangibles — Represents the identifiable intangible assets relating to the Non-Nestlé Ownership purchase price allocation. See Note 13 for more detail, including estimated useful lives of identifiable definite-lived and indefinite-lived intangible assets.

(vii)	In-process research and development — Pursuant to FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the acquired in-process research and development costs have been expensed. The in-process research and development costs relate to a new product that DGIC is developing to provide consumers with an enhanced ice cream eating experience. The initial development work on a subset of the project had been completed as of the Merger Closing Date. An appraisal was performed by an independent third party to determine the fair value of these costs; a discounted probable future cash flow analysis was performed, anticipating material changes from the historical cash flows, such as higher margins, due to the superiority of the new product compared with the old product. A 13 percent discount rate was applied, as well as an exponentially declining (20 percent per year) probability factor of continued business, to each year of the projection period and to the residual value. Cash flows associated with the project are expected to commence in 2004.

(viii)	Current liabilities — Included in the Non-Nestlé Ownership current liabilities were certain liabilities that were incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction and the implementation of the Integration Plan. These liabilities were included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership and the remaining 27.2 percent were charged to expense. The liabilities relating to the Divestiture Transaction of $10,169,000 consisted of a cancellation fee of $5,000,000 paid to Godiva Chocolatier, Inc. for the assignment of the license of the Godiva brand to Integrated Brands, transaction expenses incurred by CoolBrands of $1,977,000 that were reimbursed by the Company, and marketing expenses of $3,192,000 related to the Divested Brands that were paid or are payable by the Company. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

liabilities relating to the Integration Plan of $6,288,000 consisted of Severance and retention expenses of $5,754,000 paid to employees of the Union City facility (Note 6), and an inventory reserve of $534,000 related to the termination of the Mars joint venture.

(ix)	Deferred income taxes — Represents the deferred income taxes recorded as a result of the Dreyer’s Nestlé Transaction purchase accounting. These deferred income taxes relate to the revalued increase in book value for inventory, fixed assets and intangible assets and to the Dreyer’s Nestlé Transaction expenses capitalized (v). These deferred income taxes were established using a 39 percent effective rate. In addition, deferred income taxes were recorded relating to the income tax benefit from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date and to the severance payments made as a result of the Union City facility closure (Note 6). These deferred income taxes were established using a 38 percent effective rate, the rate the Company believed would be in effect at the time the deferred tax temporary differences reverse.

Loss on Divestiture

      The Loss on divestiture included in the 2003 Consolidated Statement of Operations consisted of the following:

(In thousands)
Impairment of Purchased Assets (Note 11)	$11,867
Loss on sale of Divested Brand inventory (Note 8)	223
Divestiture expenses	2,851

$14,941

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

	2003(1)	2002

	(In thousands, except per
	share amounts)
Pro forma total net revenues	$1,761,325	$1,797,637

Pro forma net loss	$(95,387)	$(55,189)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(336,890)	$(296,656)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(3.74)	$(3.29)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of the Class A callable puttable common stock (Note 20) increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Note 5.	Other Revenues

      Included in Other revenues are amounts received from Integrated Brands for the manufacture and distribution of the Divested Brands subsequent to the Divestiture Closing Date. Also included in Other revenues are the reimbursements received from Eskimo Pie for the payroll expenses incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories, as well as revenues related to transition services provided to Integrated Brands and Eskimo Pie to support these divested distribution centers. The cost of providing these services is included in Cost of goods sold. In addition, Other revenues include freezer rental revenue and special handling revenue.

      Other revenues for 2003, 2002 and 2001 consisted of the following:

	2003	2002		2001

	(In thousands)
Revenues from Integrated Brands for:
Manufacture of the Divested Brands	$8,975	$		$
Distribution of the Divested Brands	16,030

	25,005
Eskimo Pie payroll reimbursements and transition services	14,372
Freezer rental revenue	1,774		2,222		2,577
Special handling revenue	1,761		2,628		498

	$42,912		$4,850		$3,075

Note 6.	Severance and Retention Expense

      Severance and retention expense included in the 2003 Consolidated Statement of Operations consisted of the following:

		NICC Severance
	Integration	and Retention	Total

	(In thousands)
Severance benefits	$1,545	$28,472	$30,017
Retention benefits	22	18,506	18,528

	1,567	46,978	48,545
Forgiveness of employee loans (Note 10)		2,541	2,541

	$1,567	$49,519	$51,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Integration Plan

      As of the Merger Closing Date, the Company had begun to formulate the Integration Plan to restructure and integrate certain activities in an effort to realize the synergies of the Dreyer’s Nestlé Transaction. During the third quarter of 2003, as a step in the Integration Plan, the Company decided to close its Union City, California manufacturing facility. This facility closed in February 2004 and production was transferred to other facilities.

      The Company estimated that the severance and related costs for the 20 nonunion employees in the research and development department located at the facility would total approximately $824,000. Of this total, $598,000, representing the 72.8 percent Non-Nestlé Ownership, has been recorded as a component of the purchase price of DGIC resulting in a corresponding increase in Goodwill (Note 4). The remaining $226,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense in the fourth quarter of 2003 when the affected employees were notified of their terminations. In addition, the Company estimated that the severance and related costs for the 148 manufacturing employees who are covered under collective bargaining agreements with Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39 will total approximately $4,930,000. Of this total $3,589,000, representing the 72.8 percent Non-Nestlé Ownership, has been recorded as a component of the purchase price of DGIC resulting in a corresponding increase in Goodwill. The remaining $1,341,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense in the fourth quarter of 2003 when the affected employees were notified of their termination. No payments to employees related to the Integration Plan were made in 2003. Payments are expected to be made during the first half of 2004.

NICC Severance and Retention Plans

      Prior to the closing of the Dreyer’s Nestlé Transaction, NICC adopted a severance plan and two retention plans for employees of NICC. The purpose of these plans was to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. During 2003, the Company expensed approximately $46,978,000 of severance and retention benefits which was comprised of severance benefits of $28,472,000 and retention benefits of $18,506,000. The severance plan expenses of $28,472,000 relate to approximately 796 positions, primarily at the distribution centers that were sold to Eskimo Pie. The Company also expects to eliminate up to an additional 170 positions in field sales, marketing, finance, distribution development, sales administration, human resources and the executive leadership team during the first half of 2004. Through December 27, 2003, 733 employees have been paid severance. Payments of $22,877,000 under the severance arrangements were made in 2003. The retention plan expenses of $18,506,000 relate to the initial retention plan of $17,152,000 and a supplemental retention plan of $1,354,000. Payments of $17,210,000 under these retention arrangements were made during 2003. The estimated maximum liability for the remaining unvested severance and retention plans is approximately $13,369,000. The majority of this amount is expected to be paid during the first half of 2004. Total payments of $40,087,000 were made under the severance and retention plans in 2003.

      The following table summarizes the 2003 activity in the accrued severance and retention liability included in Accrued payroll and employee benefits in the Consolidated Balance Sheet:

2003

(In thousands)
Accrual at December 31, 2002	$
Additions to accrual related to the Integration Plan	5,754
Additions to accrual related to the NICC severance and retention plans	46,978
Payments made under the NICC severance and retention plans	(40,087)

Accrual at December 27, 2003	$12,645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 7.	Trade Accounts Receivable and Significant Customers

      Trade accounts receivable, net at December 27, 2003 and December 31, 2002 consisted of the following:

	2003	2002

	(In thousands)
Trade accounts receivable	$116,049	$54,747
Allowance for doubtful accounts	(5,668)	(3,104)

	$110,381	$51,643

      The activity in the allowance for doubtful accounts for 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

	(In thousands)
Balance at beginning of period	$3,104	$1,956	$2,017
DGIC acquired balances	2,294
Additions to (Deductions from) costs and expenses	3,730	1,372	(26)
Deductions	(3,460)	(224)	(35)

Balance at end of period	$5,668	$3,104	$1,956

      No customers accounted for 10 percent or more of Total net revenues in 2003 or 2002. During 2001, DGIC accounted for 11 percent of the Company’s net sales. Since the closing of the Dreyer’s Nestlé Transaction on June 26, 2003, sales between NICC and DGIC are intercompany transactions that are eliminated in consolidation. As a result, DGIC is no longer considered a customer for financial reporting purposes.

Note 8.	Inventories

      Inventories at December 27, 2003 and December 31, 2002 consisted of the following:

	2003	2002

	(In thousands)
Raw materials	$18,752	$9,399
Finished goods	129,674	43,312

	$148,426	$52,711

      Inventories on consignment with retailers and distributors included in the above balances at December 27, 2003 and December 31, 2002 totaled $10,674,000 and $425,000, respectively. Inventory write-downs in 2003 were not material. Inventory write-downs associated with packaging changes and retail spoils, included in Cost of goods sold in the 2002 and 2001 Consolidated Statement of Operations totaled $6,073,000 and $1,546,000, respectively.

      Prior to December 26, 2001, the Company sold products to its members at cost as specified in an International Co-Pack Agreement with Nestlé Prepared Foods and Pillsbury. Subsequent to Nestlé Prepared Foods’ acquisition of Pillsbury’s 50 percent interest in NICC on December 26, 2001, NICC continued to sell products at cost to Pillsbury under the same commercial terms and conditions that were effective during the duration of the joint venture agreement. The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $10,510,000, $11,001,000 and $11,086,000 in 2003, 2002 and 2001, respectively. The Company made no inventory purchases from Pillsbury during 2001 when Pillsbury was an affiliate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Loss on Sale of Divested Brand Inventory

      The Divested Brand inventory was sold to Integrated Brands on the Divestiture Closing Date. The net book value of the Divested Brand inventory of $8,405,000 was reduced to the purchase price of $8,182,000, resulting in a $223,000 loss on divestiture for 2003. This amount is included in Loss on divestiture in the Consolidated Statement of Operations for 2003.

Note 9.	Butter Investments

      Under current Federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other (income) expense, net. The Company typically holds its butter investments for up to one month.

      Investments in butter, included in Prepaid expenses and other, totaled $6,277,000 at December 27, 2003. There were no investments in butter at December 31, 2002. During the years ended 2003 and 2002, losses from butter investments totaled $937,000 and $1,449,000, respectively. There were no butter losses in 2001 since the Company did not begin investing in butter until 2002.

Note 10.	Employee Loans

      The activity in Employee loans receivable for 2003 consisted of the following:

2003

(In thousands)
Balance at December 31, 2002	$3,279
Collection of employee loans	(510)
Forgiveness of employee loans (Note 6)	(2,541)
Compensation expense	(228)

Balance at December 27, 2003	$—

      In connection with the Dreyer’s Nestlé Transaction, the Company agreed to forgive all outstanding amounts under loan agreements with NICC employees if the NICC employee was terminated as a result of the integration, or by December 31, 2003, whichever occurred first. Employee loans were issued under the terms of employment agreements with NICC employees and were typically secured by second mortgages on residential properties. These loans were non-interest bearing and were collected or forgiven over a five-year period. Compensation expense related to these loans, included in Selling, general and administrative expenses in the Consolidated Statement of Operations, totaled $228,000, $675,000 and $403,000 for 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 11.	Property, Plant and Equipment, Net

      Property, plant and equipment, net at December 27, 2003 and December 31, 2002 consisted of the following:

	Lives	2003	2002

		(In thousands)
Machinery and equipment	3 to 15 years	$197,472	$84,954
Buildings and improvements	7 to 25 years	124,533	62,822
Retail freezer cabinets with customers and distributors	5 years	41,366	42,050
Computer equipment and software	3 to 5 years	42,247	21,779
Office furniture and fixtures	3 to 8 years	5,419	2,887

		411,037	214,492
Accumulated depreciation and amortization		(70,741)	(25,026)
Allowance for retail freezer retirements		(5,850)

		334,446	189,466
Land	Not depreciable	20,776	7,418
Construction in progress	Not depreciable	37,391	14,364

		$392,613	$211,248

      Depreciation expense for property, plant and equipment was $47,705,000, $25,229,000 and $25,786,000 for 2003, 2002 and 2001, respectively.

Allowance for Retail Freezer Retirements

      To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employs a statistical-based sampling methodology to calculate an allowance for freezer cabinets that have been retired by retailers and independent distributors, but have not yet been reported to the Company. As specific freezer cabinets are reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, will be applied against this allowance. The provision for freezer retirements of $6,992,000 is recorded in Cost of goods sold in the 2003 Consolidated Statement of Operations.

      The change in the allowance for freezer retirements in 2003 consisted of the following:

	(In thousands)
Balance at December 31, 2002	$
Provision for freezer retirements		(6,992)
Reduction in freezer allowance		1,142

Balance at December 27, 2003		$(5,850)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Company rents its freezer cabinets to retailers under short-term contracts. These short-term contracts are generally month-to-month arrangements. The net book value of freezer cabinets with retail customers and independent distributors was as follows:

	2003	2002

	(In thousands)
Original cost	$41,366	$42,050
Accumulated depreciation	(17,997)	(7,792)

	23,369	34,258
Allowance for freezer retirements	(5,850)

Net book value	$17,519	$34,258

Change in Estimated Useful Lives

      During 2003, the Company concluded that the NICC financial and distribution data processing systems would be transferred to the corresponding DGIC systems by mid-year 2004. As a result, the Company shortened the estimated useful lives of the affected assets to twelve months on a prospective basis as of the beginning of the third quarter of 2003. This change resulted in a $2,293,000 increase in depreciation expense and a corresponding increase in net loss of $(1,513,000), after the effect of the related income tax benefit, or $(.02) per diluted common share.

      During the second quarter of 2003, the Company changed to a statistical-based sampling methodology to estimate retail freezer cabinet retirements (Note 2). Based on the results of the initial statistical sample and recent historical experience, the Company concluded that the estimated useful lives of these assets should be shortened from eight to five years on a prospective basis as of the beginning of the third quarter of 2003. This change resulted in a $3,000,000 increase in depreciation expense and a corresponding increase in net loss of $(1,980,000), after the effect of the related income tax benefit, or $(.03) per diluted common share.

Loss on Sale of Distribution Assets

      The Purchased Assets (Note 3) were sold to Integrated Brands on the Divestiture Closing Date. The net book value of the Purchased Assets, primarily distribution assets, of $13,685,000 was reduced to the purchase price of $1,818,000 during the year ended December 27, 2003, resulting in an impairment of assets held for sale of $11,867,000. This $11,867,000 amount is included in Loss on divestiture in the 2003 Consolidated Statement of Operations (Note 4).

Capitalized Interest

      Interest capitalized relating to capital assets under construction was $379,000 in 2003. No interest was capitalized during 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 12.	Goodwill

      Goodwill, net at December 27, 2003 and December 31, 2002 consisted of the following:

(In thousands)
Balance at December 31, 2001	$451,641
Goodwill acquired during year	1,520
Adjustment of acquisition price	(1,990)
Impairment loss	(69,956)

Balance at December 31, 2002	381,215
Goodwill acquired during year	1,550,210

Balance at December 27, 2003	$1,931,425

SFAS No. 142

      The Company adopted SFAS No. 142 at the beginning of fiscal 2002. In accordance with SFAS No. 142, the Company now presents Goodwill separately from Other intangibles in the Consolidated Balance Sheet. In lieu of amortization, goodwill is tested for impairment annually or between annual tests if circumstances change that would more likely than not reduce the fair market value of a reporting unit below its carrying amount. Had SFAS No. 142 been adopted on the first day of fiscal 2001, the pro forma adjustment reversing the effect of amortization on goodwill of $144,000 would have been added back to reported 2001 Net loss available to Class A callable puttable and Class B common stockholders of $(28,731,000) to arrive at a pro forma adjusted net loss of $(28,587,000). The reported 2001 Net loss per share of Class A callable puttable and Class B common stock (both basic and diluted) of $(.45) would have been $(.44) after removing the effect of goodwill amortization expense. There are no related tax effects since this goodwill amortization was recorded prior to December 26, 2001 (Note 2).

Goodwill Impairment Methodologies

      Prior to the Dreyer’s Nestlé Transaction, DGIC and NICC maintained different goodwill impairment methodologies. Over time, the operations of these two companies will be integrated. As this integration proceeds, the NICC goodwill impairment methodology will be phased out and replaced by a methodology similar to that previously employed by DGIC.

      Both DGIC and NICC tested goodwill for impairment on an annual basis (the fiscal month of August for DGIC, the fiscal month of June for NICC) and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. If the fair value of a reporting unit was less than its carrying value, an impairment loss was recognized equal to the excess of the carrying value of the reporting unit goodwill over the fair value of that goodwill.

      In 2002, DGIC performed its impairment test on each of its five reporting units. These reporting units corresponded to DGIC’s current five geographic segments that it used to manage its operations. Virtually all of DGIC’s previous acquisitions that occurred before the Dreyer’s Nestlé Transaction (usually small regional distributors) were located entirely within a single reporting unit. Consequently, DGIC was able to specifically assign this goodwill to its reporting units for purposes of impairment testing. DGIC estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). DGIC employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. In August 2002, DGIC’s impairment testing reported a fair value greater than its carrying value for all reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Prior to the Dreyer’s Nestlé Transaction, NICC operated as a single segment with one reporting unit. Consequently, NICC performed a single test to assess impairment of its goodwill. NICC used an income valuation approach to measure its fair market value. Under this valuation methodology, fair market value was based on the present value of the estimated future cash flows that NICC was expected to generate over its remaining estimated life. In applying this approach, NICC was required to make estimates of future operating trends, judgments about discount rates and other assumptions.

      Subsequent to performing its annual impairment test as of June 30, 2002, NICC determined that a triggering event had occurred due to the continued decline in its fiscal 2002 operating results which would require a new goodwill impairment test. NICC updated its impairment calculations as of September 29, 2002 using an income valuation approach to estimate the fair value of NICC. Under this income approach, the fair value is based on the present value of estimated future cash flows NICC is expected to generate over its remaining life. In applying the income approach, NICC was required to make estimates of future operating trends and judgments about discount rates and other variables. Actual future results and other assumed variables could differ from these estimates.

      As a result of this updated impairment analysis, NICC determined that the carrying value of goodwill exceeded its implied fair value and recorded a write-down of $69,956,000 to reduce the carrying value of its goodwill at September 29, 2002 to equal its implied fair value. NICC also recorded the tax effect of this impairment adjustment as an increase to Deferred income tax assets of $17,480,000, a decrease to Deferred income tax liabilities of $9,103,000, and a corresponding increase to the Income tax benefit (provision) of $26,853,000.

      Subsequent to the Dreyer’s Nestlé Transaction, DGIC and NICC performed their individual annual goodwill impairment tests using methodologies that took into account goodwill of the combined entities. The Company’s combined impairment tests at June 2003 and August 2003 reported a fair value in excess of the carrying value for each of the reporting units. The carrying value of all of the Company’s reporting units closely approximates its fair market value. As a result, a moderate decline in the estimated fair market value of any of its reporting units could result in a goodwill impairment charge and that impairment charge could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 13.	Other Intangibles, Net

      Other intangibles, net at December 27, 2003 consisted of the following:

		Gross
		Carrying	Accumulated
	Lives	Amount	Amortization	Net

	(In thousands)
DGIC historical definite-lived other intangibles
Distribution rights	0.5 year	$292	$292	$
Foreign trademark	0.8 year	66	44		22
Covenants not to compete	4.3 years	289	34		255

		647	370		277

Acquired definite-lived other intangibles
Joint venture agreement	0.5 year	218	218
Whole Fruit Bar brand	1 year	1,819	919		900
Distribution agreement	8.2 years	3,783	239		3,544
Call option agreement	8.3 years	1,674	106		1,568
Flavor formulations	10 years	4,365	221		4,144
Customer relationships — foodservice	14 years	800	30		770
Customer relationships — non-grocery	27 years	6,901	129		6,772
Customer relationships — grocery	29 years	44,653	778		43,875
Independent distributors	29 years	2,547	44		2,503
Favorable leasehold arrangements	84.6 years	728	4		724

		67,488	2,688		64,800

Acquired indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453			134,453
Edy’s brand name	Indefinite	176,507			176,507
Base formulations/brand processes	Indefinite	13,096			13,096

		324,056			324,056

Subtotal — acquired other intangibles		391,544	2,688		388,856

Total other intangibles		$392,191	$3,058		$389,133

      The gross carrying amount and related accumulated amortization of Other intangibles, net at December 31, 2002 was $700,000 and $175,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Amortization expense of other intangibles for 2003 and 2002 was $3,583,000 and $175,000, respectively. Since there were no intangibles in 2001, there was no corresponding 2001 amortization expense. Future estimated amortization expense of other intangibles at December 27, 2003 is as follows:

Year
(In thousands)
2004	$4,057
2005	3,137
2006	3,136
2007	3,117
2008	3,068
Thereafter	48,562

$65,077

Note 14.	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at December 27, 2003 and December 31, 2002 consisted of the following:

	2003	2002

	(In thousands)
Accounts payable	$29,883	$13,079
Accrued liabilities	100,477	33,502

	$130,360	$46,581

Note 15.	Employee Benefit Plans

Pension and 401(k) Plans

      The Company maintains a defined contribution retirement plan (the Pension Plan) for employees not covered by collective bargaining agreements. The Pension Plan provides retirement and other benefits based upon the assets of the Pension Plan held by the trustee. The Company also maintains a salary deferral plan (the 401(k) Plan) under which it may make a matching contribution of a percentage of each participant’s annual deferred salary amount.

      Pension expense and 401(k) matching contributions under these plans were approximately $11,718,000, $7,570,000 and $7,106,000 in 2003, 2002 and 2001, respectively. The Company’s liability for pension and 401(k) matching contributions, included in Accrued payroll and employee benefits in the Consolidated Balance Sheet, was $11,096,000 and $407,000 at December 27, 2003 and December 31, 2002, respectively.

      Pension expense for employees covered by multi-employer retirement plans under collective bargaining agreements was $630,000 in 2003. The Company had no employees covered by multi-employer retirement plans under collective bargaining agreements in 2002 or 2001.

Supplemental Management Retirement and Savings Plan

      The Company maintains a nonqualified, unfunded and unsecured retirement and savings plan for employees meeting certain eligibility requirements (the Supplemental Management Retirement and Savings Plan). Contributions commence upon reaching the annual qualified plan limits of the Pension Plan and the 401(k) Plan.

      Expense and matching contributions under the Supplemental Management Retirement and Savings Plan were approximately $470,000, $381,000 and $632,000 in 2003, 2002 and 2001, respectively. The Company’s liability for accrued contributions under this plan of $3,819,000 and $2,813,000 at December 27, 2003 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

December 31, 2002, respectively, is included in Other long-term obligations in the Consolidated Balance Sheet.

Long-Term Incentive Compensation

      NICC established a long-term incentive compensation program for key management personnel based on the economic and operating profitability of NICC for the three-year period ended December 31, 2002.

      Economic profit is defined as after-tax profit less a theoretical charge for capital employed in the business. Participants may elect to defer all or part of any payment under this program and have such amounts included in the Supplemental Management Retirement and Savings plan. Expense (benefit) for these long-term incentives was $(3,011,000) and $2,670,000 in 2002 and 2001, respectively. During March 2003, NICC paid $2,449,000 under this program of which participants deferred $239,000.

Long-Term Incentive Plan

      The Merger Agreement provides that the Company will implement a long-term incentive plan providing long-term incentive compensation opportunities comparable to those provided by DGIC under its former stock option plans. The Company’s Board of Directors has adopted the Dreyer’s Grand Ice Cream Holdings, Inc. 2004 Long-Term Incentive Plan (the 2004 Plan) which provides incentive compensation for participants in the 2004 Plan based on increases in the value of the Company’s earnings. Awards granted under the 2004 Plan generally vest at the rate of 40 percent on January 1 of the second fiscal year following the date on which an award is granted and to the extent of 20 percent of the award on each subsequent January 1, provided that vesting of an award shall be accelerated upon a participant’s death, disability or retirement or upon early termination of the plan. Awards granted under the 2004 Plan generally have a term of 10 years.

Note 16.	Income Tax Benefit (Provision)

      The income tax benefit (provision) consisted of the following:

	2003	2002	2001

	(In thousands)
Current:
Federal	$10,925	$29,035	$(249)
State	611	4,011	(38)

	11,536	33,046	(287)

Deferred:
Federal	23,339	3,679	(2,857)
State	4,140	315	(218)

	27,479	3,994	(3,075)

	$39,015	$37,040	$(3,362)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The net deferred income tax (liability) asset at December 27, 2003 and December 31, 2002 consisted of the following:

	2003	2002

	(In thousands)
Net deferred income tax assets — current:
Accrued liabilities	$149	$1,345
Bad debts	2,178	1,180
Inventories	1,578	1,153
Employee benefits	3,406	4,411
Package design	614	869
Union City facility closure (Note 6)	1,111
Other	8,229	(1,068)

	17,265	7,890

Net deferred income tax liabilities — noncurrent:
Goodwill and other intangible assets and related amortization	(156,953)	14,352
Depreciation	(43,127)	(21,912)
Net operating losses	114,984
Deferred compensation (unvested stock options)	7,317
Tax credit carryforwards	6,930
Other	(10,216)	228

	(81,065)	(7,332)

	$(63,800)	$558

      The Federal statutory income tax rate is reconciled to the Company’s effective income tax rate as follows:

	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	35.0%
Partnership (earnings) losses not taxed benefited			(35.9)
State income taxes, net of Federal tax benefit	3.2	2.7	(0.1)
Change in tax status			(12.3)
Change in tax status — prior period true-up		(2.9)
In-process research and development	(3.5)
Other	(0.7)	(0.5)

	34.0%	34.3%	(13.3)%

      At December 27, 2003, the Company had deferred tax assets relating to tax credit carryforwards totaling $6,930,000 that expire between 2015 and 2023. Utilization of these tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

      At December 27, 2003, the Company had net operating losses totaling $335,435,000. Of this amount, $32,598,000 can be carried back two years and the remainder can be carried forward 20 years to the extent taxable income will be generated. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Tax returns for years after 2000 are open to examination by the Internal Revenue Service. Management believes that adequate amounts of taxes and related interest and penalties, if any, have been provided for adjustments that may result from any examination of tax returns for these years.

Note 17.	Long-Term Debt

      Long-term debt at December 27, 2003 and December 31, 2002 consisted of the following:

	2003	2002

	(In thousands)
Nestlé S.A. credit facility due 2005 at LIBOR plus 1.2 percent	$125,000	$
Note purchase agreements with principal due through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent	26,429
Nestlé USA, Inc. demand notes with interest payable at LIBOR plus .29 percent			73,142

	151,429		73,142
Current portion	(2,143)		(73,142)

	$149,286	$

      The aggregate annual maturities of long-term debt as of December 27, 2003 for the next five years are as follows:

Year
(In thousands)
2004	$2,143
2005	2,143
2006	133,809
2007	6,667
2008	6,667

$151,429

      Under its long-term debt obligations, the Company is subject to various financial covenant requirements, including the dividend restrictions discussed below. The Company was in compliance with its financial covenants at December 27, 2003.

Revolving Line of Credit

      On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. On June 26, 2003, a third amendment to this credit agreement became effective under which the Company was added as a party to the credit agreement and became, along with NICC and Edy’s Grand Ice Cream, a wholly-owned subsidiary of DGIC (Edy’s), a guarantor of the line of credit. On August 27, 2003, a fourth amendment to this credit agreement became effective which amended the definition of EBITDA for covenant calculations by replacing it with a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges. Offshore borrowings under the line of credit bear interest at one-month LIBOR plus a margin ranging from 0.75 percent to 2.375 percent. Base borrowings under the line of credit bear interest at Prime plus a margin ranging from zero percent to 1.375 percent.

      At December 27, 2003, the Company had no amounts outstanding under this line of credit. Net repayments under the line of credit were $139,000,000 in 2003. The Company has the option to refinance this line of credit when it matures in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      This revolving line of credit permits, so long as the Company is not in default thereunder, the declaration and payment of cash dividends on the Company’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of the Company’s consolidated net income for the preceding fiscal year.

Nestlé S.A. Credit Facility

      On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. agreed to change the specified term of the bridge loan facility. Under the terms of the amended facility agreement the twelve-month term can be extended at the option of the Company up to December 31, 2005. The Company expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

      Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin of 120 basis points (1.20 percent). At December 27, 2003, the Company had $125,000,000 outstanding on this bridge loan facility bearing interest at 2.37 percent. At December 27, 2003, the amount of the unused facility was $275,000,000.

Note Purchase Agreements

      On June 6, 1996, DGIC borrowed $50,000,000 under certain Note Purchase Agreements with various noteholders. On June 26, 2003, a third amendment to these Note Purchase Agreements became effective under which the Company was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

      On September 5, 2003, a fourth amendment to the Note Purchase Agreements became effective which amended the definition of EBIDTA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

      At December 27, 2003, the Company had $26,429,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Fair Value of Financial Instruments

      At December 27, 2003, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

Note 18.	Leasing Arrangements

      The Company conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases expire within a period of eight years (including renewal options) except one that has approximately 84 years remaining (including renewal options). Certain of these leases include non-bargain purchase options.

      Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at December 27, 2003 for the next five and later years are as follows:

Year
(In thousands)
2004	$16,034
2005	9,399
2006	6,287
2007	3,722
2008	2,152
Later years	4,550

$42,144

      Rental expense under all operating leases, both cancelable and noncancelable, were as follows:

	2003	2002	2001

	(In thousands)
Minimum rentals	$15,751	$11,746	$9,978
Less: Sublease rentals	(3,954)	(1,000)	(800)

	$11,797	$10,746	$9,178

      The Company’s contractual obligations under operating leases include approximately $11,000,000 of maximum future payments under vehicle subleases. Eskimo Pie may elect to “put back” some of the vehicles that are a part of the Purchased Assets if Eskimo Pie determines that, at the end of each Transition Period, it does not need such vehicles. The vehicles may be owned or leased. The Company is unable to estimate the cost of either having to repurchase or reassume the leases for such returned vehicles. Further, during the Transition Period, the Company may be required to be a joint obligor under certain vehicle leases which will be subleased to Eskimo Pie. The maximum future payments under such subleases is approximately $11,000,000. In addition, Eskimo Pie may elect to sublease real property, at then current market rates, that has been leased by NICC. If the current market rates at which Eskimo Pie subleases the real property are less than the actual NICC lease rates, NICC will incur a loss by the amount of the difference. The Company is currently unable to estimate the size or potential range of this loss.

Note 19.	Long-term Stock Option Liability

      In connection with the Dreyer’s Nestlé Transaction, each option to purchase one share of DGIC common stock was converted into an option to purchase one share of the Company’s Class A callable puttable common stock on the Merger Closing Date. Except as provided below, each unvested option to purchase DGIC’s common stock under DGIC’s existing stock option plan became fully vested on June 14, 2002, the date that DGIC’s board of directors approved the Merger Agreement. In connection with the execution of the Merger

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Agreement, certain employees entered into three-year employment agreements in exchange for their waiver of the accelerated vesting of their unvested stock options. The employment agreements became effective on the Merger Closing Date.

      In accordance with FIN 44 (Note 2), these stock options were recorded at fair value on the Merger Closing Date and were included in the purchase price of DGIC. The fair values of the vested and unvested options were determined using the Black-Scholes option pricing model as of the Merger Closing Date, using the following assumptions:

Risk-free interest rate	1.66%
Dividend yield	0.30%
Expected volatility(1)	23.8%
Expected life (years)	2.89
Weighted-average expected term (years)	2.82

(1)	As a result of the unique features of these securities, such as the existence of the put and call feature and the short-term nature of the security, expected volatility was estimated to be significantly less than the historical volatility of DGIC’s common stock, which has ranged between 30 and 45 percent.

      The activity in the long-term stock option liability for 2003 consisted of the following:

			Fair Value of
	Fair Value at	Fair Value of	Newly	Accretion of	Fair Value at
	June 26,	Stock Option	Vested Stock	Stock	Dec. 27,
	2003	Exercises	Options	Options	2003

	(In thousands)
Vested stock options	$318,769	$(238,666)	$2,385	$1,305	$83,793
Unvested stock options	53,328		(2,385)	385	51,328

	$372,097	$(238,666)	$—	$1,690	$135,121

      The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model is $60.69. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding is $21.46. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock. The fair value of stock options exercised was $238,666,000 for 2003.

      The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model is $54.03. The weighted-average exercise price per unvested option share is $25.63. The fair value of the unvested stock options that vested in 2003 was $2,385,000.

      The vested and unvested options will accrete to fair value using the effective interest rate method until December 1, 2005 (Initial Put Date), when the put value of the Class A callable puttable common stock will be $83 per share (Note 20). The weighted-average fair value per share of the vested and unvested options at the Initial Put Date will be $64.38 and $55.96 (representing the $83.00 put price, less the weighted average option grant price), respectively. The amount of the increase in fair value was $1,690,000 for 2003. The accretion of vested stock options of $1,305,000 is included in Other (income) expense, net in the 2003 Consolidated Statement of Operations. The accretion of the unvested stock options of $385,000 is included in Selling, general and administrative expenses in the 2003 Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Pursuant to FIN 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense of $18,148,000 is included in Selling, general and administrative expenses in the 2003 Consolidated Statement of Operations. The short-term portion of unearned compensation of $16,788,000 is included in Prepaid expenses and other in the 2003 Consolidated Balance Sheet. The long-term portion of unearned compensation of $16,532,000 is included in Other assets in the 2003 Consolidated Balance Sheet.

Note 20.	Class A Callable Puttable Common Stock

      The Class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83 per share during two periods:

•	December 1, 2005 to January 13, 2006; and

•	April 3, 2006 to May 12, 2006.

      The Class A callable puttable common stock may be redeemed (called) by the Company at the request of Nestlé S.A., in whole, but not in part, at a price of $88 per share during the call period beginning on January 1, 2007 and ending on June 30, 2007.

      The following table summarizes the 2003 activity of the Class A callable puttable common stock in the Consolidated Balance Sheet:

			Capital in	Notes
	Shares	Par Value	Excess of Par	Receivable	Total

	(In thousands)
Balances at December 31, 2002	—	$—	$—	$—	$—
Conversion of DGIC common stock to Class A callable puttable common stock	25,539	255	1,480,678		1,480,933
Conversion of notes receivable from DGIC common stockholders to notes receivable from Class A callable puttable common stockholders				(1,932)	(1,932)
Stock option exercises	3,928	39	239,676		239,715
Shares surrendered in stock option exercises	(18)		(1,049)		(1,049)
Cash received for stock option exercises			68,290		68,290
Accretion of Class A callable puttable common stock			116,045		116,045
Stock compensation expense			484		484
Collection of notes receivable from Class A callable puttable common stockholders				828	828

Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The Class A callable puttable common stock is being accreted from the closing of the Dreyer’s Nestlé Transaction at the Announcement Date Average Closing Price to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method. Accretion of the Class A callable puttable common stock for 2003 totaled $116,045,000.

      If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. Pursuant to the terms of the Governance Agreement, upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds required to be paid to stockholders under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

      The Governance Agreement among the Company, Nestlé and Nestlé S.A., which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), provides that the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend.

      The Company declared regular quarterly dividends of $.06 per share of Class A callable puttable and Class B common stock for shareholders of record on June 27, 2003, September 26, 2003 and December 26, 2003.

Note 21.	Class B Common Stock

      All 9,563,016 shares of DGIC common stock owned by Nestlé prior to the Merger Closing Date were converted into 9,563,016 shares of the Company’s Class B common stock. In addition, 55,001,299 shares of Class B common stock were issued to NICC Holdings as a result of the Dreyer’s Nestlé Transaction. As a result, 64,564,315 shares of Class B common stock were issued and outstanding as of December 27, 2003.

      During 2002, an affiliate of Nestlé incurred expenses of $14,693,000 relating to the Dreyer’s Nestlé Transaction. During 2003, this same affiliate of Nestlé incurred an additional $17,121,000 of such expenses, for a total of $31,814,000. The Company recorded these expenses as a capital contribution and classified them as Class B capital in excess of par.

Note 22.	Employee Stock Plans

      DGIC offered various stock option plans, a Section 423 Employee Stock Purchase Plan and an Employee Secured Stock Purchase Plan to certain DGIC employees. Pursuant to the terms of the Merger Agreement (Note 3), these plans were terminated according to their terms. However, notes receivable under the Employee Secured Stock Purchase Plan are still outstanding and have been classified as a reduction of equity.

Stock Option Plans

      DGIC’s stock option plans provided for the immediate vesting of all options under the plans in the event of an approval by the Board of Directors of an event which would cause a change in ownership of DGIC. Accordingly, when DGIC’s Board of Directors approved the Merger Agreement (Note 3), all unvested stock options under both plans became fully vested. In connection with the Dreyer’s Nestlé Transaction, certain officers and employees entered into employment agreements that included a provision that waived their rights

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

to accelerated vesting of their stock options which were unvested at the time DGIC’s Board of Directors approved the Merger Agreement. In connection with the Dreyer’s Nestlé Transaction, each option to purchase one share of DGIC common stock was converted into an option to purchase one share of the Company’s Class A callable puttable common stock (Note 19).

      Stock options exercisable totaled 1,369,000 at December 27, 2003. These stock options were exercisable at a weighted-average price per share of $21.46.

      The activity in the two DGIC stock option plans for 2003 follows:

		Weighted-
	Options	Average Price
	Outstanding	Per Share

	(In thousands, except
	per share amounts)
Balance at June 27, 2003	6,240	$19.74
Exercised	(3,928)	$17.73

Balance at December 27, 2003	2,312	$23.16

      Pursuant to the terms of the Merger Agreement (Note 3), no additional options or awards with respect to the Company’s Class A callable puttable or Class B common stock can be granted under DGIC’s stock option plans.

      Significant option groups outstanding at December 27, 2003 and related weighted-average exercise price per share and life information follows:

	Options Outstanding				Options Exercisable

			Weighted-	Weighted-
			Average	Average
Exercise		Weighted-	Remaining	Remaining		Weighted-
Price	Options	Average	Life (Years)	Life (Years)	Options	Average
Range	Outstanding	Exercise Price	First Put(1)	Call(2)	Exercisable	Exercise Price

(In thousands, except years and per share amounts)
$10.88-13.75	513	$12.39	1.8	3.1	322	$12.40
14.09-19.75	729	16.53	1.9	3.3	513	16.19
21.44-31.13	649	28.47	1.9	3.5	338	27.46
39.40-46.50	421	39.55	1.9	3.5	196	39.72

	2,312				1,369

(1)	For purposes of calculating the weighted-average remaining life in years presented in the above table, the Company assumed that the put right will be exercised during the first put option period beginning in December 2005. Some of these options may be exercised in 2006.

(2)	For purposes of calculating the weighted-average remaining life in years presented in the above table, the Company assumed that the remaining life in years could not extend out beyond June 30, 2007.

Section 423 Employee Stock Purchase Plan

      Under the Section 423 Employee Stock Purchase Plan, employees of DGIC were able to authorize payroll deductions of up to 10 percent of their compensation for the purpose of acquiring shares of DGIC’s common stock at 85 percent of the market price determined at the beginning of a specified 12-month period. Pursuant to the terms of the Merger Agreement (Note 3), this plan was terminated according to its terms following the completion of the offering period in effect when the Merger Agreement was signed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Employee Secured Stock Purchase Plan

      Under the Employee Secured Stock Purchase Plan, on specified dates employees of DGIC were able to purchase shares of DGIC’s common stock at fair market value by paying 20 percent of the purchase price in cash and the remaining 80 percent of the purchase price in the form of a non-recourse promissory note with a term of 30 years. These notes have been classified as a reduction of stockholders’ equity and are being repaid according to the terms of the note agreement. Pursuant to the terms of the Merger Agreement (Note 3), this plan was terminated pursuant to its terms.

Note 23.	Commitments and Contingencies

      The FTC retains the authority to enforce the terms and conditions of the Order (Note 3) as well as to impose financial penalties on the Company for non-compliance with the Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Order. The imposition of an interim monitor or trustee could subject the Company to additional reporting requirements, costs and administrative expenses.

      At December 27, 2003 and December 31, 2002, the Company was a holder of irrevocable standby letters of credit issued by Citibank, N.A. with a total face value of $7,925,000 and $5,800,000, respectively. Of these amounts, $7,875,000 and $5,750,000, respectively, served as a guarantee by the creditor bank to cover workers compensation, general liability and vehicle claims. The Company pays fees on the standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.

      The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, both individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. In connection with resolving certain litigation matters, the Company incurred settlement costs and expenses, net, of approximately $2,402,000 in 2003.

      The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. Future minimum purchase obligations for the next five years and thereafter at December 27, 2003 total approximately $139,907,000. In February 2004, the Company made a commitment to purchase $4,000,000 of production equipment and will purchase up to an additional $3,100,000 of such equipment in 2005 and 2006 pursuant to a contract entered into during 2004.

Note 24.	Related Parties

      In connection with the Dreyer’s Nestlé Transaction, the following agreements were entered into:

NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé Prepared Foods. The services provided under this agreement include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions(1).

The Company, NICC and DGIC entered into a Research and Development Agreement with Nestec Ltd., an affiliate of Nestlé S.A., for the provision of certain limited research and development services being performed by Nestec Ltd. for NICC prior to the Merger Closing Date. This Research and Development Agreement was assigned by NICC to the Company and its wholly-owned subsidiaries, pursuant the Assignment and Assumption Agreement, dated February 5, 2004 and effective as of June 26, 2003. Pursuant to this agreement, Nestec Ltd. will provide ongoing research and development services to the Company and its wholly-owned subsidiaries(2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

The Company, Nestlé and Nestlé S.A. entered into the Governance Agreement, which contains agreements among the parties concerning the redemption of the Company’s Class A callable puttable common stock, the corporate governance of the Company, including nominees for director, and future acquisitions or dispositions of securities of the Company by Nestlé and its affiliates.(6)

      In addition, the following agreements, which were entered into by NICC prior to the Merger Closing Date, remain in effect:

Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of September 1, 2002, by and between Nestlé Prepared Foods and NICC, as amended, for use of Pillsbury proprietary information (this Sublicense Agreement was assigned by NICC to the Company and its subsidiaries, pursuant to the Assignment and Assumption Agreement, dated December 11, 2003 and effective as of June 26, 2003;

Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of September 1, 2002, by and among Société des Produits Nestlé S.A., Nestec Ltd. and NICC, as amended, for use of Pillsbury licensed technology and Pillsbury licensed trademarks (this sublicense was assigned by NICC to the Company and its subsidiaries, pursuant to the Assignment and Assumption Agreement, dated December 11, 2003 and effective as of June 26, 2003;

Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated as of September 1, 2002, by and between Nestlé Prepared Foods and NICC, as amended, for use of Nestlé Prepared Foods proprietary information (the Company and DGIC were added as additional parties to this License Agreement, pursuant to the Second Amendment, dated December 11, 2003 and effective as of June 26, 2003);

Amended and Restated Trademark/ Technology License Agreement, dated as of September 1, 2002, by and among Nestlé S.A., Nestec Ltd., Société des Produits Nestlé S.A. and NICC, as amended, for the use of certain intellectual property (the Company and DGIC were added as additional parties to this License Agreement, pursuant to the Second Amendment, dated December 11, 2003 and effective as of June 26, 2003)(3);

Nestlé International Co-Pack Agreement, dated as of October 8, 1999, by and between NICC and Nestlé Prepared Foods, for production, packaging and supply of products to Nestlé USA-Food Group, Inc. (or its designee) for resale outside the United States and the District of Columbia(4);

Häagen-Dazs Japan Co-Pack Agreement, dated as of October 8, 1999, by and among Pillsbury, Nestlé USA-Food Group, Inc. and NICC, for production, packaging and supply of products to Pillsbury for resale to the Häagen-Dazs Japan Joint Venture.

      The following transactions were completed and the following agreements were initiated since the Merger Closing Date:

Borrowings under the $50,000,000 Demand Note, dated November 17, 2000 and executed by NICC in favor of Nestlé USA, Inc. were repaid by the Company to Nestlé USA, Inc.(5);

Borrowings under the $60,000,000 Demand Note, dated September 4, 2001 and executed by NICC in favor of Nestlé USA, Inc. were repaid by the Company to Nestlé USA, Inc.(5);

A long-term bridge loan facility by and among the Company and Nestlé S.A. for up to $400,000,000(5);

Amendment, Assumption and Release Agreement by and among Citibank N.A., DGIC, the Company, NICC, Nestlé and Nestlé USA, Inc. regarding certain irrevocable letters of credit in the aggregate amount of $7,925,000 issued by Citibank N.A. on behalf of NICC(5);

Distributor Agreement, effective as of September 1, 2003, between Nestlé USA, Inc. and DGIC for distribution of Nestlé frozen prepared food products(2);

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Services Agreement, dated October 1, 2003, between Nestlé USA, Inc. and DGIC for the provision of sensory testing services(2);

Pursuant to a form of letter agreement used from time to time by DGIC, DGIC appoints a Nestlé international company as DGIC’s exclusive distributor of ice cream and other frozen dessert products within certain territories, such as: the Philippines, Singapore, Malaysia, the Caribbean region, Puerto Rico, Russia, Thailand, Mexico and Chile;

Second Amendment to Amended and Restated Trademark/ Technology License Agreement, dated December 11, 2003 and effective as of June 26, 2003, among Nestlé S.A., Nestec Ltd, Société des Produits Nestlé S.A., NICC, the Company and DGIC, pursuant to which the Company and its wholly-owned subsidiaries were added as additional licensees;

Second Amendment to Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated December 11, 2003 and effective as of June 26, 2003, among Nestlé Prepared Foods, NICC, the Company and DGIC, pursuant to which the Company and its wholly-owned subsidiaries were added as additional licensees(3);

(1)	The Company recognized Selling, general and administrative expense of $1,470,000, $3,460,000, $7,765,000 for services under these agreements in 2003, 2002 and 2001, respectively.

(2)	Expenses recognized under this agreement were either not material or not applicable in 2003, 2002 and 2001.

(3)	Royalty expense is primarily comprised of royalties paid to affiliates for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of the Company’s frozen dessert products. Royalty expense to Nestlé affiliates totaled $22,764,000, $24,969,000 and $38,640,000 for 2003, 2002 and 2001, respectively.

(4)	Net sales to Nestlé affiliates under this agreement are included in the 2003, 2002 and 2001 Consolidated Statement of Operations and totaled $3,505,000, $4,209,000 and $5,139,000, respectively. In addition to related party sales made under this agreement, related party sales to Pillsbury of $28,031,000 were made during 2001, the only year presented during which Pillsbury was a related party.

(5)	See Note 17 above.

(6)	See Notes 19 and 21 above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note 25.     Supplemental Cash Flow Disclosures

      Supplemental cash flow disclosures for 2003, 2002 and 2001 are as follows:

	December 27,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Supplemental cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$3,569	$1,833	$746

Income tax refund received from affiliates	$(16,943)	$—	$—

Supplemental disclosure of noncash transactions:
Increase in equity resulting from push-down of acquisition costs paid by Nestlé affiliate related to the Dreyer’s Nestlé Transaction	$17,121	$14,693

Change in equity resulting from push-down of acquisition by Nestlé Prepared Foods of 50 percent interest in NICC not previously owned, net of cash acquired		$(1,990)	$446,559

Note 26.     Selected Quarterly Financial Data (Unaudited)

			Net (Loss) Income Available to
			Class A Callable Puttable and Class B
			Common Stockholders(1),(2),(3),(4)

				Per Common
				Share(5)

	Total Net Revenues	Gross		Basic	Diluted
		Profit(2),(3)

	(In thousands, except per share amounts)
2003
First Quarter	$114,797	$22,086	$(9,273)	$(.14)	$(.14)
Second Quarter	176,796	32,201	(47,156)	$(.72)	$(.72)
Third Quarter	514,893	81,354	(64,965)	$(.71)	$(.71)
Fourth Quarter	384,075	49,725	(70,386)	$(.75)	$(.75)

	$1,190,561	$185,366	$(191,780)	$(2.44)	$(2.44)

2002
First Quarter	$119,428	$17,937	$(8,744)	$(.14)	$(.14)
Second Quarter	197,978	48,837	3,385	$.05	$.05
Third Quarter	180,778	34,846	(47,869)	$(.74)	$(.74)
Fourth Quarter	104,847	2,367	(17,766)	$(.28)	$(.28)

	$603,031	$103,987	$(70,994)	$(1.10)	$(1.10)

(1)	The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Effective upon the closing of the Dreyer’s Nestlé Transaction, the Company changed its fiscal periods from NICC’s calendar year ending on December 31 to a 52-week or 53-week year ending on the last Saturday in December with fiscal quarters ending on the Saturday closest to the end of the calendar quarter.

For the period from October 8, 1999 (inception) to December 31, 2001, NICC maintained a calendar fiscal year and interim periods. Subsequent to Nestlé Prepared Foods’ acquisition of the remaining 50 percent interest in NICC in December 2001, NICC adopted a modified 52-week fiscal year. Interim

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

periods were based on a four- or five-week month (13 weeks per quarter) with the exception that the full fiscal year ends on December 31.

(2)	Certain reclassifications have been made to prior years’ financial data to conform to the current year presentation.

(3)	Results of operations for 2003 reflect the results of NICC from January 1, 2003 to December 27, 2003 and the results of DGIC from June 27, 2003 to December 27, 2003. Results of operations for 2002 include the results of NICC only.

(4)	Results for 2003 reflect substantially higher revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. In addition, results for 2003 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For 2003, these transaction, integration and restructuring charges include $116,045,000 of accretion of Class A callable puttable common stock, $51,086,000 of employee severance and retention benefits, $18,148,000 of stock option compensation expense, $14,941,000 of Loss on divestiture and $11,495,000 of In-process research and development expense.

Fiscal 2003 and 2002 results do not include goodwill amortization because, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which required that goodwill and other indefinite-lived intangible assets no longer be amortized. During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal the estimated fair market value of goodwill.

(5)	The number of weighted-average shares outstanding used in the quarterly computation of net (loss) income per common share increases and decreases as shares are issued and surrendered during the year. In addition, the number of weighted-average shares outstanding can also vary each quarter due to the exclusion of securities that would have an anti-dilutive effect.

The weighted-average shares presented above for 2003 include the shares that are now classified as Class B common shares for the entire period and the Class A callable puttable common shares beginning on the Merger Closing Date. The net (loss) income per Class A callable puttable common share figures presented above for the first quarter of 2003 and all quarters of 2002 include only the shares that are now classified as Class B common shares of 64,564,315. For these reasons, along with the rounding of each quarter’s net (loss) income per Class A callable puttable and Class B common share, the sum of net (loss) income per common share for the quarters may not be the same as the net (loss) income per common share for the year.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Dreyer’s Grand Ice Cream Holdings, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dreyer’s Grand Ice Cream Holdings, Inc. and its subsidiaries at December 27, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Francisco, California
February 17, 2004

INDEPENDENT AUDITORS’ REPORT

To Member

Nestlé Ice Cream Company, LLC:

      We have audited the accompanying consolidated balance sheet of Nestlé Ice Cream Company, LLC, a Delaware limited liability company, (formerly known as Ice Cream Partners USA, LLC) (NICC), and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of NICC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NICC and subsidiary as of December 31, 2002, and the results of their operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California
January 17, 2003, except as to note 3,
which is as of June 13, 2003

(c) Exhibits

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the proxy statement/ prospectus which is part of this registration statement) (Exhibit 2.1(1)).
2.2		Amendment No. 3, dated June 16, 2003, to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, as amended on October 25, 2002 and February 5, 2003, by and among Dreyer’s Grand Ice Cream, Inc., December Merger Sub, Inc. Nestlé Holdings, Inc. and NICC Holdings, Inc. (Exhibit 2.2(2)).
2	.3*	Amended and Restated Asset Purchase and Sale Agreement, dated June 4, 2003, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (the former name of Registrant), Nestlé Ice Cream Company, LLC and Integrated Brands, Inc. (Exhibit 2.3(3)).
3.1		Restated Certificate of Incorporation of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 3.1 (11)).
3.2		Amended and Restated Bylaws of Dreyer’s Grand Ice Cream Holdings, Inc. (formerly New December, Inc.) (Exhibit 3.2(2)).
4.1		Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 4.1(2)).
4.2		Amendment No. 1, dated January 26, 2004, to the Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc.
10.1		Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(4)).
10.2		Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.2(5)).
10.3		Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(6)).
10.4		Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc. (Exhibit 10.53(6)).
10.5		Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(7)).
10.6		Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(8)).
10.7		April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(9)).
10.8		Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.30(9)).
10.9		Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(10)).
10.10		Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23(10)).
10.11		Employment Agreement dated as of June 16, 2002, by and between Registrant and T. Gary Rogers. (Exhibit 10.1 (1)).
10.12		Employment Agreement dated as of June 16, 2002, by and between Registrant and Thomas M. Delaplane (Exhibit 10.2(1)).
10.13		Employment Agreement dated as of June 16, 2002, by and between Registrant and Timothy F. Kahn (Exhibit 10.3(1)).

Exhibit
Number		Description

10.14		Employment Agreement dated as of June 16, 2002, by and between Registrant and William R. Oldenburg (Exhibit 10.4(1)).
10.15		Employment Agreement dated as of June 16, 2002, by and between Registrant and J. Tyler Johnston (Exhibit 10.5(1)).
10.16		Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.6(1)).
10.17		Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Societe des Produits Nestlé S.A., Nestec Ltd. And Nestlé Ice Cream Company, LLC (Exhibit 10.7(1)).
10.18		Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.8(1)).
10.19		Amended and Restated Trademark/Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A., Nestec Ltd., Societe des Produits Nestlé S.A., and Nestlé Ice Cream Company, LLC (Exhibit 10.9(1)).
10	.20*	Co-Pack Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.20(3)).
10	.21*	Transition Services Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.21(3)).
10	.22*	Transition IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.22(3)).
10	.23*	Grocery Carrier Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.23(3)).
10	.24*	Non-Grocery Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.24(3)).
10	.25*	Transition NICC Product Distribution Agreement, dated July 5, 2003, between Integrated Brands, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.25(3)).
10	.26*	IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.26(3)).
10.27		Third Amendment, dated April 14, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions, and Bank of America, N.A., as Agent. (Exhibit 10.27 (11)).
10.28		Third Amendment to Note Purchase Agreement, dated June, 27, 2003, among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (to be renamed Dreyer’s Grand Ice Cream Holdings, Inc.) and each of the institutions which is a signatory to the agreement (Exhibit 10.28 (11)).
10.29		Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003. (Exhibit 10.29 (11)).
10.30		Form of Indemnification Agreement for Directors and Officers of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 10.30 (11)).
10.31		Employment Agreement dated as of August 30, 2002, by and between Registrant and Mark J. LeHocky. (Exhibit 10.31 (11)).
10.32		First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and T. Gary Rogers. (Exhibit 10.32 (11)).
10.33		First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Thomas M. Delaplane. (Exhibit 10.33 (11)).
10.34		First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Timothy F. Kahn. (Exhibit 10.34 (11)).
10.35		First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and William Oldenburg. (Exhibit 10.35 (11)).

Exhibit
Number	Description

10.36	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and J. Tyler Johnston. (Exhibit 10.36 (11)).
10.37	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Mark J. LeHocky. (Exhibit 10.37 (11)).
10.38	Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan effective as of June 1, 2000. (Exhibit 10.38 (11)).
10.39	Amendment No. 1 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of December 31, 2001. (Exhibit 10.39 (11)).
10.40	Amendment No. 2 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of February 5, 2002. (Exhibit 10.40 (11)).
10.41	Amendment No. 3 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of April 26, 2002. (Exhibit 10.41 (11)).
10.42	Amendment No. 4 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of December 20, 2002. (Exhibit 10.42 (11)).
10.43	Fourth Amendment, dated August 27, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent. (Exhibit 10.43(12)).
10.44	Fourth Amendment to Note Purchase Agreement, dated September 5, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., and each of the institutions which is a signatory to the agreement. (Exhibit 10.44(12)).
10.45	Letter Amendment dated October 22, 2003 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003. (Exhibit 10.45(12)).
21	List of Subsidiaries.
23.1	Consent of Independent Accountants — PricewaterhouseCoopers LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Annex A to Proxy Statement/ Prospectus filed on February 18, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration No. 333-101052.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K filed on June 27, 2003.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K/ A filed on July 21, 2003.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 filed on August 18, 2003.

(12)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 filed on November 17, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

By:	/s/ T. GARY ROGERS

(T. GARY ROGERS)
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Date:     March 11, 2004

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Gary Rogers and Alberto E. Romaneschi, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. GARY ROGERS (T. Gary Rogers)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ PETER BRABECK-LETMATHE (Peter Brabeck-Letmathe)	Vice-Chairman of the Board of Directors	March 11, 2004

/s/ ALBERTO E. ROMANESCHI (Alberto E. Romaneschi)	Executive Vice President — Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

/s/ JAN L. BOOTH (Jan L. Booth)	Director	March 11, 2004

/s/ WILLIAM F. CRONK (William F. Cronk)	Director	March 11, 2004

/s/ TAHIRA HASSAN (Tahira Hassan)	Director	March 11, 2004

/s/ JOHN W. LARSON (John W. Larson)	Director	March 11, 2004

Signature	Title	Date

/s/ CARLOS E. REPRESAS (Carlos E. Represas)	Director	March 11, 2004

/s/ JORGE SADURNI (Jorge Sadurni)	Director	March 11, 2004

/s/ TIMOTHY P. SMUCKER (Timothy P. Smucker)	Director	March 11, 2004

/s/ JOE M. WELLER (Joe M. Weller)	Director	March 11, 2004

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

      Not applicable.