Form 10-Q
period 2004-03-27
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2004-05-06
CIK 1189712

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Yes ☒     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at May 5, 2004
Class A callable puttable common stock, $.01 par value	29,883,630
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II: OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
INDEX OF EXHIBITS
Exhibit 10.46
Exhibit 10.47
Exhibit 10.48
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	March 27, 2004	Dec. 27, 2003
($ in thousands, except per share amounts)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,938	$1,623
Trade accounts receivable, net of allowance for doubtful accounts of $7,783 in 2004 and $5,668 in 2003	128,872	110,381
Other accounts receivable	10,064	11,580
Inventories	162,142	148,426
Prepaid expenses and other	55,991	37,723
Income taxes refundable	12,428	18,283
Taxes receivable due from affiliates	12,236	12,236
Deferred income taxes	17,265	17,265

Total current assets	400,936	357,517
Property, plant and equipment, net	387,040	392,613
Other assets	20,209	20,735
Other intangibles, net	387,872	389,133
Goodwill	1,926,982	1,931,425

Total assets	$3,123,039	$3,091,423

Liabilities, Class A Callable Puttable Common Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$135,874	$130,360
Accrued payroll and employee benefits	48,625	59,359
Current portion of long-term debt	2,143	2,143

Total current liabilities	186,642	191,862
Nestlé S.A. credit facility	195,000	125,000
Long-term debt, less current portion	24,286	24,286
Long-term stock option liability	111,334	135,121
Other long-term obligations	18,353	18,207
Deferred income taxes	63,870	81,065

Total liabilities	599,485	575,541

Commitments and contingencies

Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value - 31,830,332 shares authorized; 29,842,899 and 29,449,201 issued and outstanding in 2004 and 2003, respectively	298	294
Class A capital in excess of par	1,997,502	1,904,124
Notes receivable from Class A callable puttable common stockholders	(789)	(1,104)

Total Class A callable puttable common stock	1,997,011	1,903,314

Stockholders’ Equity:
Class B common stock, $.01 par value - 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2004 and 2003	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(436,035)	(350,010)

Total stockholders’ equity	526,543	612,568

Total liabilities, Class A callable puttable common stock, and stockholders’ equity	$3,123,039	$3,091,423

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
	March 27, 2004	March 30, 2003
($ in thousands, except per share amounts)
Revenues:
Net sales to external customers	$324,924	$113,246
Net sales to affiliates	1,135	646

Net sales	326,059	113,892
Other revenues	11,824	905

Total net revenues	337,883	114,797

Costs and expenses:
Cost of goods sold to external customers	315,208	92,065
Cost of goods sold to affiliates	1,135	646

Cost of goods sold	316,343	92,711
Selling, general and administrative expense	48,271	27,091
Interest, net of amounts capitalized	1,486	330
Royalty expense	5,078	5,272
Other (income) expense, net	(5,641)
Severance and retention expense	3,097	2,500

	368,634	127,904

Loss before income tax benefit	(30,751)	(13,107)
Income tax benefit	11,993	3,834

Net loss	(18,758)	(9,273)

Accretion of Class A callable puttable common stock.	(61,603)

Net loss available to Class A callable puttable and Class B common stockholders	$(80,361)	$(9,273)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.85)	$(.14)

Diluted	$(.85)	$(.14)

Dividends declared per share of common stock:
Class A callable puttable	$.06

Class B	$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Class B Common Stock
					Investment	Accumulated
			Capital in	Accumulated	From	Net Loss to
	Shares	Par Value	Excess of Par	Deficit	Member	Member	Total
(In thousands)
Balances at December 31, 2002	—	$—	$—	$—	$750,252	$(141,587)	$608,665
Capital contributions - acquisition costs paid by Nestlé affiliate					2,930		2,930
Net loss to member						(9,273)	(9,273)

Balances at March 30, 2003	—	$—	$—	$—	$753,182	$(150,860)	$602,322

Balances at December 27, 2003	64,564	$646	$961,932	$(350,010)	$—	—	$612,568
Net loss				(18,758)			(18,758)
Accretion of Class A callable puttable common stock				(61,603)			(61,603)
Class A callable puttable and Class B common stock dividends declared				(5,664)			(5,664)

Balances at March 27, 2004	64,564	$646	$961,932	$(436,035)	$—	$—	$526,543

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In thousands)	March 27, 2004	March 30, 2003

Cash flows from operating activities:
Net loss	$(18,758)	$(9,273)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	18,168	6,491
Provision for losses on accounts receivable	3,543	895
Provision for severance and retention expense	3,097
Stock option compensation expense	4,514
Provision for deferred income taxes	(11,993)	6,596
Accretion of long-term stock option liability	586
Other noncash transactions	(132)	508
Changes in assets and liabilities:
Trade accounts receivable and other accounts receivable	(20,242)	(16,029)
Inventories	(13,716)	(16,398)
Prepaid expenses and other	(19,816)	(858)
Income taxes refundable	5,855
Due to/from member(s)/affiliates		600
Taxes receivable due from affiliates		(10,430)
Accounts payable and accrued liabilities	5,061	18,413
Accrued payroll and employee benefits	(13,685)	(2,437)

	(57,518)	(21,922)

Cash flows from investing activities:
Additions to property, plant and equipment	(11,930)	(1,797)
Retirements of property, plant and equipment	663	18
Payment for acquired businesses	(692)
Increase in other assets	(2,040)

	(13,999)	(1,779)

Cash flows from financing activities:
Proceeds from Nestlé S.A. credit facility, net	70,000
Proceeds from Nestlé USA, Inc. demand notes, net		23,181
Proceeds from repayments of notes receivable from Class A callable puttable common stockholders	315
Proceeds from stock option exercises	7,158
Cash dividends paid	(5,641)

	71,832	23,181

Increase (decrease) in cash and cash equivalents	315	(520)
Cash and cash equivalents, beginning of period	1,623	2,435

Cash and cash equivalents, end of period	$1,938	$1,915

Supplemental cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$988	$330

Income tax refunds received	$(5,855)	$—

Supplemental disclosure of noncash transactions:
Increase in equity resulting from push-down of acquisition costs paid by Nestlé Prepared Foods related to Dreyer’s Nestlé Transaction	$—	$2,930

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

     Dreyer’s Grand Ice Cream Holdings, Inc. and its subsidiaries (the Company) are engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks and convenience stores, foodservice accounts and independent distributors in the United States.

     The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.

Financial Statement Form and Content

     The Consolidated Financial Statements for the quarters ended March 27, 2004 and March 30, 2003 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 2003, appearing in the Company’s 2003 Annual Report on Form 10-K.

Dreyer’s Nestlé Transaction

     The Company is the successor entity to the Nestlé Ice Cream Company, LLC (NICC) business. The Company was formed as a result of the combination of NICC and Dreyer’s Grand Ice Cream, Inc. (DGIC) (the Dreyer’s Nestlé Transaction). The Dreyer’s Nestlé Transaction closed on June 26, 2003 (the Merger Closing Date) and was accounted for as a reverse acquisition under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (Note 6). For this purpose, NICC was deemed to be the acquirer and DGIC was deemed to be the acquiree. The accompanying Consolidated Financial Statements for the quarter ended March 27, 2004 include the results of operations of DGIC and NICC for that period. The accompanying Consolidated Financial Statements for the quarter ended March 30, 2003 reflect the results of operations of only NICC.

     The estimated purchase price and related preliminary allocation were recorded in two components reflecting the two primary transactions pursuant to which Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings) acquired, or will acquire, all of the DGIC shares. The first component of the purchase accounting was based on Nestlé’s original ownership of 9,563,016 shares, representing 27.2 percent (the Nestlé Original Equity Investment) of the 35,101,634 total DGIC shares outstanding on the Merger Closing Date. The second component of the purchase accounting was based on Nestlé’s purchase of the remaining 25,538,618 shares, representing 72.8 percent (the Non-Nestlé Ownership) of the 35,101,634 total DGIC shares outstanding on the Merger Closing Date.

The Divestiture Transaction

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruit™ Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of CoolBrands. On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) (Note 6 and Note 11) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

The Häagen-Dazs Shoppe Company

     On February 17, 2004, DGIC acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company) from The Pillsbury Company (Pillsbury). The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of March 27, 2004, there were approximately 236 franchised Häagen-Dazs parlors in the United States.

Note 2. Significant Accounting Policies

Fiscal Year

     Effective upon the closing of the Dreyer’s Nestlé Transaction, the Company changed its fiscal periods from NICC’s calendar year ending on December 31st with interim periods based on a four- or five-week month (13 weeks per quarter) to a 52-week or 53-week year ending on the last Saturday in December with fiscal quarters ending on the Saturday closest to the end of the calendar quarter. As a result, the accompanying Consolidated Statements of Operations and Cash Flows present the results for the following periods:

Year	Quarter
2004	12/28/03 to 03/27/04
2003	01/01/03 to 03/30/03

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at March 27, 2004.

Note 3. Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 27, 2004 and December 27, 2003 consisted of the following:

	March 27, 2004	Dec. 27, 2003
	(In thousands)
Raw materials	$22,450	$18,752
Finished goods	139,692	129,674

	$162,142	$148,426

     Inventories on consignment with retailers and distributors included in the above balances at March 27, 2004 and December 27, 2003 totaled $10,139,000 and $10,674,000, respectively.

Note 4. Butter Investments

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

     Investments in butter, included in Prepaid expenses and other, have a current market value of $17,846,000 and $6,277,000 at March 27, 2004 and December 27, 2003, respectively. During the quarter ended March 27, 2004, gains from butter investments, included as a component of Other income (expense), net, totaled $5,074,000. There were no (gains) losses from butter investments in 2003 since the Company’s predecessor, NICC, did not invest in butter in 2003.

Note 5. Other Intangibles, Net

     The gross carrying amount and related accumulated amortization of other intangibles at March 27, 2004 consisted of the following:

	March 27, 2004
	Amortizable	Gross
	Lives determined	Carrying	Accumulated
	June 26, 2003	Amount	Amortization	Net
			(In thousands)
Definite-lived other intangibles
Distribution rights	0.5 year	$292	$292	$—
Foreign trademark	0.8 year	66	66	—
Covenants not to compete	4.3 years	289	51	238
Joint venture agreement	0.5 year	218	218	—
Whole Fruit Bar brand	1.0 year	1,819	1,375	444
Distribution agreement	8.2 years	3,783	357	3,426
Call option agreement	8.3 years	1,674	158	1,515
Flavor formulations	10 years	4,365	330	4,035
Customer relationships — foodservice	14 years	800	43	757
Customer relationships — non-grocery	27 years	6,901	193	6,708
Customer relationships — grocery	29 years	44,653	1,163	43,491
Independent distributors	29 years	2,547	66	2,481
Favorable leasehold arrangements	84.6 years	728	7	721

		68,135	4,319	63,816

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453
Edy’s(1) brand name	Indefinite	176,507		176,507
Base formulations/brand processes	Indefinite	13,096		13,096

		324,056	—	324,056

Total other intangibles		$392,191	$4,319	$387,872

     The gross carrying amount and related accumulated amortization of other intangibles at December 27, 2003 consisted of the following:

	December 27, 2003
	Amortizable	Gross
	Lives determined	Carrying	Accumulated
	June 26, 2003	Amount	Amortization	Net
			(In thousands)
Definite-lived other intangibles
Distribution rights	0.5 year	$292	$292	$—
Foreign trademark	0.8 year	66	44	22
Covenants not to compete	4.3 years	289	34	255
Joint venture agreement	0.5 year	218	218	—
Whole Fruit Bar brand	1.0 year	1,819	919	900
Distribution agreement	8.2 years	3,783	239	3,544
Call option agreement	8.3 years	1,674	106	1,568
Flavor formulations	10 years	4,365	221	4,144
Customer relationships — foodservice	14 years	800	30	770
Customer relationships — non-grocery	27 years	6,901	129	6,772
Customer relationships — grocery	29 years	44,653	778	43,875
Independent distributors	29 years	2,547	44	2,503
Favorable leasehold arrangements	84.6 years	728	4	724

		68,135	3,058	65,077

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453
Edy’s(1) brand name	Indefinite	176,507		176,507
Base formulations/brand processes	Indefinite	13,096		13,096

		324,056	—	324,056

Total other intangibles		$392,191	$3,058	$389,133

     Amortization expense of other intangibles for the quarters ended March 27, 2004 and March 30, 2003 was $1,261,000 and $58,000, respectively. Future estimated amortization expense for the remaining quarters of 2004 and for the four fiscal periods ending on the last Saturday of December 2005 through 2008 and thereafter are as follows:

(In thousands)
Year ending:
2004	$2,796
2005	3,196
2006	3,136
2007	3,117
2008	3,068
Thereafter	48,503

$63,816

(1)	Edy’s Grand Ice Cream, a wholly-owned subsidiary of DGIC (Edy’s)

Note 6. Goodwill

     The change in Goodwill for the quarter ended March 27, 2004 consisted of the following:

(In thousands)
Balance at December 27, 2003	$1,931,425
Income tax benefit from exercise of stock options(1)	(5,203)
Acquisitions	760

Balance at March 27, 2004	$1,926,982

(1)	During the quarter ended March 27, 2004, the Company recorded a debit to Long-term Deferred Income Taxes and a noncash credit to Goodwill of $5,203,000 related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Pro Forma Disclosures

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the quarter ended March 30, 2003. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions.

Quarter Ended
March 30, 2003
(In thousands,
except per share amounts)
Pro forma total net revenues	$379,156

Pro forma net loss	$(14,736)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(1)	$(76,988)

Pro forma net loss per share of Class A callable puttable and Class B common stock(2)	$(.86)

(1)	Accretion of Class A callable puttable common stock (Note 8) increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(2)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the period presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Note 7. Severance and Retention Expense

Integration Plan-Union City Severance and Retention Plan

     As of the Merger Closing Date, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the Dreyer’s Nestlé Transaction (the Integration Plan). The Company formulated the Integration Plan to restructure and integrate certain activities. During the third quarter of 2003, as a step in the Integration Plan, the Company decided to close its Union City, California manufacturing facility. This facility closed in February 2004 and production was transferred to other facilities.

     In the fourth quarter of 2003, when the affected employees were notified of their termination, the Company estimated that severance and related costs for the closure would total approximately $5,754,000. Of this total, $4,187,000, representing the 72.8 percent Non-Nestlé Ownership, was recorded as a component of the purchase price of DGIC resulting in a corresponding increase to Goodwill during 2003. The remaining $1,567,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense during 2003. The Company planned to eliminate positions for 148 manufacturing employees who are covered under collective bargaining agreements with Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39 and 20 nonunion employees in the research and development department. Through March 27, 2004, 118 of the 168 employees have been paid severance. No additional severance and related costs to the Integration Plan have been expensed or recorded to Goodwill during 2004. The majority of the remaining liability of $3,911,000 is expected to be paid during the remainder of 2004.

NICC Severance and Retention Plan

     Prior to the closing of the Dreyer’s Nestlé Transaction, NICC adopted a severance and retention plan for employees of NICC (NICC Severance and Retention Plan). The purpose of this plan was to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. During 2003, the Company expensed $49,519,000 of severance and retention. During the first quarter of 2004, the Company expensed $3,097,000 of severance and retention. The severance plan expenses relate to approximately 796 positions, primarily at the distribution centers that were sold to Eskimo Pie. The Company also expects to eliminate up to an additional 30 positions in field sales, marketing, finance, distribution development, sales administration, human resources and the executive leadership team. Through March 27, 2004, 786 employees have been paid severance. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $7,672,000. The majority of this amount is expected to be paid during the remainder of 2004.

     Severance and retention expense included in the Consolidated Statement of Operations for the quarters ended March 27, 2004 and March 30, 2003, relating to NICC Severance and Retention, consisted of the following:

	Quarter Ended
	March 27, 2004	March 30, 2003
	(In thousands)
Severance benefits	$2,158	$2,107
Retention benefits	939
Forgiveness of employee loans		393

	$3,097	$2,500

There was no severance and retention expense related to the Integration Plan in the first quarters of 2004 and 2003.

     Severance and retention expense included in the Consolidated Statement of Operations for fiscal 2003, including expenses for both the Integration Plan and for the NICC Severance and Retention Plan, consisted of the following:

		NICC Severance
	Integration	and Retention	Total
	(In thousands)
Severance benefits	$1,545	$28,472	$30,017
Retention benefits	22	18,506	18,528
Forgiveness of employee loans		2,541	2,541

	$1,567	$49,519	$51,086

     Cumulative expenses recorded under the severance and retention plans through March 27, 2004 totaled $54,183,000.

     The following table summarizes the activity in the accrued severance and retention liability included in Accrued payroll and employee benefits in the Consolidated Balance Sheet:

		NICC Severance
	Integration	and Retention	Total
	(In thousands)
Accrual at December 27, 2003	$5,754	$6,891	$12,645
Additions to accrual		4,641	4,641
Adjustments to accrual		(1,544)	(1,544)
Payments made	(1,843)	(4,787)	(6,630)

Accrual at March 27, 2004	$3,911	$5,201	$9,112

Note 8. Class A Callable Puttable Common Stock

     The Class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of Class A callable puttable common stock has the option to require the Company to redeem (put) all or part of their shares at $83 per share during two periods:

•	December 1, 2005 (Initial Put Date) to January 13, 2006; and

•	April 3, 2006 to May 12, 2006.

     The Class A callable puttable common stock may be redeemed (called) by the Company at the request of Nestlé in whole, but not in part, at a price of $88 per share during the call period beginning on January 1, 2007 and ending on June 30, 2007.

     The following table summarizes the 2004 activity of the Class A callable puttable common stock in the Consolidated Balance Sheet:

			Capital in
	Shares	Par Value	Excess of Par	Notes Receivable	Total
	(In thousands)
Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314
Stock option exercises	397	4	24,557		24,561
Shares surrendered	(3)		(188)		(188)
Cash received for stock option exercises			7,158		7,158
Accretion of Class A callable puttable common stock			61,603		61,603
Stock compensation expense			248		248
Repayments of notes receivable from Class A callable puttable common stockholders				315	315

Balances at March 27, 2004	29,843	$298	$1,997,502	$(789)	$1,997,011

     The Class A callable puttable common stock is being accreted from the value at the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method. Accretion of Class A callable puttable common stock for the quarter ended March 27, 2004 totaled $61,603,000.

     If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. Pursuant to the terms of the Governance Agreement (the Governance Agreement) entered into on the Merger Closing Date among the Company, Nestlé and Nestlé S.A., upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds to be paid to stockholders under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

     The Governance Agreement provides that the Company shall declare and pay cash dividends on the Company’s common stock (Class A callable puttable and Class B) in any fiscal year in an amount not exceeding the greater of $.24 per share (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of the Company’s consolidated net income for the preceding fiscal year. The Governance Agreement provides that the calculation of net income will exclude the ongoing noncash impacts of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction.

Note 9. Class B Common Stock

     All 9,563,016 shares of DGIC common stock owned by Nestlé prior to the Merger Closing Date were converted into Class B common stock. In addition, 55,001,299 shares of Class B common stock were issued to NICC Holdings as a result of the Dreyer’s Nestlé Transaction. At March 27, 2004, 64,564,315 shares of Class B common stock are issued and outstanding.

     During the quarter ended March 30, 2003, an affiliate of Nestlé incurred expenses of $2,930,000 relating to the Dreyer’s Nestlé Transaction. The Company recorded these expenses as a capital contribution.

Note 10. Net Loss Per Share of Class A Callable Puttable and Class B Common Stock

     The denominator for basic net loss per share includes the number of weighted-average common shares outstanding. The denominator for diluted net loss per share includes the number of weighted-average common shares outstanding plus the effect of potentially dilutive securities. Diluted net loss per common share for the quarters ended March 27, 2004 and March 30, 2003 is equal to basic net loss per common share because the effect of common stock equivalents is anti-dilutive.

     The following table reconciles the numerators and denominators of the basic and diluted net loss per share of common stock calculations:

	Quarter Ended
	March 27, 2004	March 30, 2003
	(In thousands, except per share amounts)
Net loss	$(18,758)	$(9,273)
Accretion of Class A callable puttable common stock	(61,603)

Net loss available to Class A callable puttable and Class B common stockholders	$(80,361)	$(9,273)

Weighted-average Class A callable puttable and Class B common shares-basic and diluted	94,120	64,564

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.85)	$(.14)

Diluted	$(.85)	$(.14)

     The weighted-average common shares presented above for the quarter ended March 27, 2004 include both the Class A callable puttable common shares and the Class B common shares. The weighted-average common shares presented above for the quarter ended March 30, 2003 include only the Class B common shares of 64,564,315.

Anti-dilutive Securities

     Potentially dilutive securities, which consist of stock options, are excluded from the calculations of diluted net loss per common share when their inclusion would have an anti-dilutive effect. During the quarter ended March 27, 2004, 1,159,000 of potentially dilutive weighted-average options outstanding were excluded from the weighted-

average share calculation for purposes of calculating weighted-average diluted common shares and diluted loss per common share. There were no potentially dilutive securities during the quarter ended March 30, 2003.

Note 11. Commitments and Contingencies

Purchase Commitments

     The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. Future minimum purchase obligations for the next five years and thereafter at March 27, 2004 total approximately $239,891,000.

Guarantees

     Under the terms of the Stock Purchase Agreement with Pillsbury (Note 1), DGIC assumed all of the liabilities of the Shoppe Company arising after the February 17, 2004 closing.

The Divestiture Transaction

     Pursuant to the APA (Note 1), the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. It is uncertain as to the exact markets within the Territories, product mix and volume of products that Eskimo Pie will choose to deliver. The Company is unable to estimate the financial implications of this right.

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

Standby Letters of Credit

     At March 27, 2004 and December 27, 2003, the Company was the account party for irrevocable standby letters of credit issued by Citibank, N.A. in the amount of $7,925,000. Of this amount, $7,875,000, served as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims. Subsequent to the end of the first quarter of 2004, the Company opened an additional irrevocable standby letter of credit issued by Citibank, N.A. in the amount of $14,500,000 as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims previously collateralized by cash deposits. The Company pays fees on each of these standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.

Legal Actions

     The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, both individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 12. Related Party Transactions

     The following represent related party transactions between the Company, Nestlé and its affiliates which are in addition to the items discussed above under Class A callable puttable common stock (Note 8) and Class B Common Stock (Note 9):

Inventory Purchases

     The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $2,506,000 and $2,235,000 in the first quarter of 2004 and 2003, respectively.

Taxes Receivable Due From Affiliates

     Taxes receivable due from affiliates, included on the Consolidated Balance Sheet, totaled $12,236,000 at March 27, 2004 and December 27, 2003.

Nestlé S.A. Credit Facility

     On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility. Under the terms of the amended agreement, the facility’s term can be extended at the option of the Company to December 31, 2005. The Company expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

     Effective March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on financial performance measured upon the year-end and the half-year financial results. At March 27, 2004 the Company’s borrowings on this facility were $195,000,000 bearing interest at 1.46 percent. Net proceeds from the Nestlé S.A. credit facility were $70,000,000 during 2004.

Nestlé USA, Inc. Demand Notes

     On November 17, 2000, NICC executed a demand note in favor of Nestlé USA, Inc. that provided for cash borrowings up to $50,000,000. On September 4, 2001, NICC executed a second demand note with Nestlé USA, Inc. that provided for cash borrowings up to $60,000,000 for a total line of credit with Nestlé USA, Inc. of $110,000,000. Subsequent to the execution of the demand notes, Nestlé USA, Inc. extended credit to NICC under the demand notes in an amount that exceeded the combined and overall agreed-upon amounts under the demand notes. The excess borrowing by NICC did not constitute an event of default and the excess borrowing was subject to the same terms and provisions as amounts borrowed within the limits stated in the demand notes. Net proceeds from the Nestlé USA, Inc. Demand Notes, included in the first quarter of 2003 Consolidated Statement of Cash Flows totaled $23,181,000. The interest rate on these demand notes was the average daily one-month USD LIBOR applied to the average monthly balance, increased by a margin of 29 basis points (0.29 percent). On June 27, 2003, these demand notes were repaid.

Net sales and Cost of goods sold to affiliates

     Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,135,000 and $646,000, in the first quarter of 2004 and 2003, respectively. Cost of goods sold to affiliates, included in the

2004 and 2003 Consolidated Statement of Operations, totaled $1,135,000 and $646,000, in the first quarter of 2004 and 2003, respectively.

Transition Services Agreement

     NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé USA – Prepared Foods Division, Inc. (Nestlé Prepared Foods). The services provided under this agreement include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions. The Company recognized Selling, general and administrative expense of $255,000 and $426,000 for services under the Transition Services Agreement in the first quarter of 2004 and 2003, respectively.

Royalty Expense

     Royalty expense, included in the Consolidated Statement of Operations, is primarily comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $4,983,000 and $4,939,000, in the first quarter of 2004 and 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).

     The Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 2003, appearing in the 2003 Annual Report on Form 10-K of Dreyer’s Grand Ice Cream, Holdings, Inc. (the Company).

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of the Company and other matters. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference (if any) in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

     We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), including, but not limited to the following:

•	risk factors described under the “Risks and Uncertainties” section below;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties resulting from the combination of the business of Dreyer’s Grand Ice Cream, Inc. and Nestlé Ice Cream Company, LLC, including the integration of the operations of those companies, the divestiture of assets and compliance with the Federal Trade Commission’s order;

•	costs or difficulties related to the expansion and closing of the Company’s manufacturing and distribution facilities;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	the costs associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the military actions in Iraq and Afghanistan and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company.

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

Risks and Uncertainties

     The business combination (the Dreyer’s Nestlé Transaction) of Dreyer’s Grand Ice Cream, Inc. (DGIC) and Nestlé Ice Cream Company, LLC (NICC) on June 26, 2003 (the Merger Closing Date) involves the integration of two businesses that previously operated independently. It is possible that the Company will not be able to integrate the operations of DGIC and NICC without encountering difficulties. The Company is in the process of evaluating and implementing consistent internal controls across the combined companies, although this process has not been completed. Any difficulty in successfully integrating the operations of the two businesses, including the implementation of consistent internal controls, could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company, and could lead to a failure to realize the anticipated synergies of the combination. The Company’s management continues to dedicate substantial time and effort to the integration of DGIC and NICC. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters. If the Company’s plans for expansion of its existing manufacturing facilities or build out of new manufacturing facilities are delayed, such delays could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), the Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets (the Divestiture Transaction). In accordance with the Order, DGIC sold its Dreamery and Whole Fruit Sorbet brands and assigned its license to the Godiva ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories (the Territories). In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

     The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2004 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. In recent months, the average price per pound of AA butter has increased to $2.14 at the end of the first quarter of 2004. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

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

Results of Operations

Factors Affecting Comparability

     The Company, the successor entity to NICC, was formed as a result of the Dreyer’s Nestlé Transaction on the Merger Closing Date. The accompanying Consolidated Financial Statements and related notes that are as of a date, or for a period ended, before June 27, 2003, represent the accounts of NICC or its predecessor entities.

     The Consolidated Financial Statements for the first quarter of 2004 include the results of operations of DGIC and NICC for the period from December 28, 2003 to March 27, 2004. The Consolidated Financial Statements for the first quarter of 2003 include the results of operations of NICC only for the period from January 1, 2003 to March 30, 2003.

     As a result of the Dreyer’s Nestlé Transaction, the period-to-period percentage changes for the first quarter of 2004 versus 2003 presented below are not necessarily indicative of percentage changes to be expected in the future.

Pro Forma Disclosures

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the quarter ended March 30, 2003. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions.

Quarter Ended
March 30, 2003
(In thousands,
except per share amounts)
Pro forma total net revenues	$379,156

Pro forma net loss	$(14,736)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(1)	$(76,988)

Pro forma net loss per share of Class A callable puttable and Class B common stock(2)	$(.86)

(1)	Accretion of Class A callable puttable common stock increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders. (See discussion following the table below.)

(2)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Financial Overview

     The Company is engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

     For the quarter ended March 27, 2004, the Company reported a net loss available to Class A callable puttable and Class B common stockholders of $(80,361,000), or $(.85) per diluted common share, compared to a net loss available to Class B common stockholders of $(9,273,000), or $(.14) per diluted common share, for the first quarter of 2003. Total net revenues increased 194 percent to $337,883,000 for the first quarter of 2004 from $114,797,000 for the first quarter of 2003.

     Results for the first quarter of 2004 reflect increased revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. In addition, results for the first quarter of 2004 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. These transaction, integration and restructuring charges include accretion of Class A callable puttable common stock of $61,603,000(1), stock option compensation expense of $4,266,000(2), and severance and retention expense of $3,097,000.

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). (See discussion following the table below.)

(2)	Stock option compensation expense represents unearned compensation which is being expensed under the terms of three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense will total $12,522,000 for the remainder of fiscal 2004 and $13,207,000 and $3,325,000 for 2005 and 2006, respectively.

Table of Percentages of Total Net Revenues and Percentage Changes

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

			Period-to-Period
			Variance
			Favorable
	Percentage of Total Net Revenues		(Unfavorable)
	First Quarter Ended		First Quarter of
			2004 Compared to
			First Quarter of
	March 27, 2004	March 30, 2003	2003
Total net revenues	100.0%	100.0%	194.3%

Costs and expenses:
Cost of goods sold	93.6	80.7	(241.2)
Selling, general and administrative expense	14.3	23.6	(78.2)
Interest, net of amounts capitalized	0.4	0.3	(350.3)
Royalty expense	1.6	4.6	3.7
Other (income) expense, net	(1.7)		100.0
Severance and retention expense	0.9	2.2	(23.9)

	109.1	111.4	(188.2)

Loss before income tax benefit	(9.1)	(11.4)	(134.6)
Income tax benefit	3.5	3.3	212.8

Net loss	(5.6)%	(8.1)%	(102.3)%

Quarter ended March 27, 2004 Compared with the Quarter ended March 30, 2003

     Total net revenues increased $223,086,000, or 194 percent, to $337,883,000 for the first quarter of 2004 from $114,797,000 for the first quarter of 2003.

     Net sales of the Company’s branded products, including licensed and joint venture products (Company Brands) (including Net sales to affiliates), increased $148,305,000, or 141 percent, to $253,447,000 for the first quarter of 2004 from $105,142,000 for the first quarter of 2003. Company Brands represented 75 percent of Total net revenues in the first quarter of 2004 compared with 91 percent in the first quarter of 2003. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 31 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease during the period was primarily due to a one-time mix shift attributable to the addition of the DGIC premium products to the NICC superpremium and frozen snack products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 21,000,000 gallons, or 247 percent, to approximately 30,000,000 gallons as a result of the Dreyer’s Nestlé Transaction.

     The increase in net sales of Company Brands was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction, and is not indicative of increases to be expected in the future.

     Net sales of products manufactured under license and/or distributed for other companies (Partner Brands) increased $63,862,000, or 730 percent, to $72,612,000 for the first quarter of 2004 from $8,750,000 for the first quarter of 2003. Net sales of Partner Brands represented 21 percent of Total net revenues in 2004 compared with eight percent in 2003. Average wholesale prices for Partner Brands increased approximately 64 percent, while unit sales of Partner Brands increased by 405 percent over the same period last year. These extraordinarily high increases were largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction.

     The increase in net sales of Partner Brands was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction, and is not indicative of increases to be expected in the future.

     Other revenues, increased $10,919,000 or 1207 percent, to $11,824,000 for the first quarter of 2004 from $905,000 for the first quarter of 2003. This increase is primarily attributable to $10,618,000 of revenues received from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands), for manufacturing and distribution of the Divested Brands and $383,000 of reimbursements received from Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie) for the expense incurred by the Company for employees working for Eskimo Pie in the distribution centers divested to Eskimo Pie by the Company. The cost of providing these services is included in the Company’s Cost of goods sold. The Company will continue to have other revenues from transitional manufacturing and distribution of brands divested to CoolBrands until these operations are fully assumed by CoolBrands.

     Cost of goods sold increased $223,632,000, or 241 percent, to $316,343,000 for the first quarter of 2004 from $92,711,000 for the first quarter of 2003. The Company’s gross profit decreased by $546,000, or two percent, to $21,540,000 from $22,086,000, representing a 6.4 percent gross margin for the first quarter of 2004 compared with a 19.2 percent gross margin for the first quarter of 2003 (gross profit is defined as Total net revenues less Cost of goods sold). The decrease in gross margin is primarily attributable to the Dreyer’s Nestlé Transaction which increased cost of goods sold by a relatively larger amount than the increase in total net revenues. The increase in cost of goods sold was driven by the incremental sales volume of the DGIC product lines, incremental distribution expenses from the DGIC distribution system, a $7,000,000 increase in the cost of cream, drayage expense of $6,313,000 paid to CoolBrands for the delivery of certain products, and an increase in depreciation expense of $1,500,000 resulting from a change in the estimated useful lives of freezers.

     The average price per pound of AA butter in the United States from 1993 to 2004 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. In recent months, the average price per pound of AA butter has increased to $2.14 at the end of the first quarter of 2004. The cost of cream increased $28,400,000, or 254 percent, to $39,600,000 for the first quarter of 2004 from $11,200,000 for the first quarter of 2003 both as a result of the Dreyer’s Nestlé Transaction and due to increases in the cost of cream. At 2004 volumes and 2004 prices, the cost of cream was $39,600,000; at 2004 volumes and 2003 prices, the cost of cream was $32,600,000. Hence, the portion of the cost increase which is attributable to the increase in cream prices was $7,000,000. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin.

     Selling, general and administrative expenses increased $21,180,000, or 78 percent, to $48,271,000 for the first quarter of 2004 from $27,091,000 for the first quarter of 2003. Selling, general and administrative expenses were 14.3 percent and 23.6 percent of Total net revenues in 2004 and 2003, respectively. The dollar increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business as a result of the Dreyer’s Nestlé Transaction, stock option compensation expense of $4,514,000, incremental depreciation expense of $1,119,000 resulting from a change in the estimated useful lives of NICC’s financial and distribution data processing systems, and professional fees incurred to support integration and other activities of $849,000. These increases were partially offset by a $2,420,000 reduction in the fiscal 2003 year-end estimated bonus accrual. The Company plans to reduce the remaining useful life of its financial systems which is estimated to result in additional depreciation expense for 2004 of approximately $3,237,000. The decrease in selling, general and administrative expense as a percentage of Total net revenues is primarily attributable to the Dreyer’s Nestlé Transaction which increased Total net revenues by a relatively larger extent than the increase in selling, general and administrative expense.

     Interest expense increased $1,156,000, or 350 percent, to $1,486,000 for the first quarter of 2004 from $330,000 for the first quarter of 2003, primarily due to higher average borrowings, partially offset by lower weighted-average interest rates.

     Royalty expense decreased $194,000, or four percent, to $5,078,000 for the first quarter of 2004 from $5,272,000 for the first quarter of 2003, due to lower net sales of Company Brand products which are licensed to the Company. Royalty expense is primarily comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products.

     Other (income) expense, net increased to income of $(5,641,000) for the first quarter of 2004. The increase in Other (income) expense, net is primarily attributable to gains from butter trading activities of $(5,074,000) and an increase in earnings from joint ventures and equity affiliates of $(658,000). There were no (gains) losses from butter investments in 2003 since the Company’s predecessor, NICC, did not invest in butter in 2003.

     Severance and retention expense totaled $3,097,000 for the first quarter of 2004 and $2,500,000 for the first quarter of 2003. The 2004 expense consists of $2,158,000 of severance benefits and $939,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction. The 2003 expense consists of $2,107,000 of severance benefits and $393,000 relating to the forgiveness of employee loans.

     The income tax benefit increased by $8,159,000 to $11,993,000 for the first quarter of 2004 from $3,834,000 for the first quarter of 2003 primarily due to a larger pretax loss in 2004 as a result of the Dreyer’s Nestlé Transaction. The effective tax rate increased to 39.0 percent for the first quarter of 2004 from 29.2 percent for the first quarter of 2003 given that the larger pretax loss resulted in the permanent differences having a smaller impact on the effective tax rate in the first quarter of 2004. In addition, there were additional state tax credits in the first quarter of 2004.

     Accretion of Class A callable puttable common stock totaled $61,603,000 for the first quarter of 2004. The Class A callable puttable common stock is being accreted to the put value of $83 at the December 1, 2005 Initial Put Date, calculated using the effective interest rate method.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company implemented FIN 46 in the first quarter of 2003. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at March 27, 2004.

Financial Condition

Liquidity and Capital Resources

     The Company’s primary cash needs are to fund working capital requirements, to fund capital expenditures, finance acquisitions of distributors, and to distribute dividends to stockholders. The cash required to fund the increase in working capital was $56,543,000 in the first quarter of 2004. Trade accounts receivable and other accounts receivable, as well as Inventories, increased over the fiscal 2003 year-end primarily due to a seasonal increase in Net sales and the inventory build as the Company approaches the summer season. Prepaid expenses and other assets increased over the fiscal 2003 year-end primarily due to the first quarter prepayment of annual insurance premiums (On April 22, 2004, $14,850,000 of cash deposits for self-insurance premiums were returned to the

Company. See “Standby Letters of Credit” below.) and an increase in the value of prepaid butter contracts. Accrued payroll and employee benefits decreased over 2003 primarily due to the payment of fiscal 2003 year-end bonuses of $14,374,000 and the Company’s 2003 pension and 401(k) contributions of $10,479,000 in 2004. Income taxes refundable decreased by $5,855,000 due to the receipt of a 2002 Federal income tax refund.

     The Company made capital expenditures of $11,930,000 and $1,797,000 in 2004 and 2003, respectively. The Company plans to make capital expenditures of approximately $136,000,000 during the remainder of 2004. In the first quarter of 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site where the Company is planning a major expansion. Plans are also underway to expand the Company’s East Coast production facility to enable manufacturing to be close to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities.

     During the first quarter of 2004 and 2003, the Company paid $6,630,000 and $2,500,000, respectively, in severance and retention benefits. The Company expects to pay the accrued severance and retention expenses of $9,112,000 during the remainder of 2004. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $7,672,000. The majority of this amount is expected to be paid during the remainder of 2004.

     During the first quarter of 2004, cash dividends paid totaled $5,641,000 resulting from a dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At March 27, 2004, the Company had 94,407,214 shares of common stock outstanding (consisting of 29,842,899 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and 1,915,108 options outstanding. In the event that all remaining options were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would be approximately $23,117,000 per year.

     Cash proceeds from stock option exercises totaled $7,158,000 in 2004. A total of 393,698 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $18.67. At March 27, 2004, 987,633 vested options and 927,475 unvested options were outstanding. The Company expects that most of the remaining vested stock options will be exercised during the remainder of 2004 and during 2005. The unvested stock options outstanding that will vest during 2004, 2005 and 2006, total 321,182, 285,110 and 321,183, respectively.

     The Company utilizes the following two long-term debt facilities as a primary source of liquidity:

     (1) Nestlé S.A. Credit Facility

     On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility. Under the terms of the amended agreement, the facility’s term can be extended at the option of the Company to December 31, 2005. The Company expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

     Effective March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on financial performance measured upon the year end and the half year financial results. At March 27, 2004 the Company’s borrowings on this facility were $195,000,000 bearing interest at 1.46 percent. Net proceeds from the Nestlé S.A. credit facility were $70,000,000 during 2004.

     (2) Note Purchase Agreements

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

     At March 27, 2004, the Company had $26,429,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2004.

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Effective on March 26, 2004, the Company notified its revolving line of credit lenders to voluntarily reduce the $240,000,000 available line to $20,000,000. At March 27, 2004, the Company had no amounts outstanding under this line of credit.

Dividends

     The Company declared a dividend for the first quarter of 2004 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on March 26, 2004.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2003 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2004 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.

Standby Letters of Credit

     At March 27, 2004 and December 27, 2003, the Company was the account party for irrevocable standby letters of credit issued by Citibank, N.A. totaling $7,925,000. Of this total, $7,875,000, served as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims. Subsequent to the end of the first quarter of 2004, the Company opened an additional irrevocable standby letter of credit issued by Citibank, N.A. in the amount of $14,500,000 as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims previously collateralized by cash deposits. The Company pays fees on each of these standby letters of credit. Drawings under the standby letters of credit are subject to interest at various rates.

Fair Value of Financial Instruments

     At March 27, 2004, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

Financial Covenants

     The Company is subject to various financial covenant requirements under the terms of its Note Purchase Agreements and Revolving Line of Credit, including the dividend restrictions discussed above. The Company was in compliance with its financial covenants at March 27, 2004.

Funding Put/Call of Class A Callable Puttable Common Stock

     Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.

     If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,636,200,000, based on 29,842,899 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,915,108 shares of Class A puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

     The Company believes that the Nestlé S.A. credit facility and its contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call for the Class A callable puttable common stock, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Related Party Transactions

     In addition to the Nestlé S.A. Credit Facility and the contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call discussed above, the following are related party transactions with Nestlé and its affiliates:

Inventory Purchases

     The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $2,506,000 and $2,235,000 in the first quarter of 2004 and 2003, respectively.

Taxes Receivable Due From Affiliates

     Taxes receivable due from affiliates, included on the Consolidated Balance Sheet, totaled $12,236,000 at March 27, 2004 and December 27, 2003.

Nestlé USA, Inc. Demand Notes

     On November 17, 2000, NICC executed a demand note in favor of Nestlé USA, Inc. that provided for cash borrowings up to $50,000,000. On September 4, 2001, NICC executed a second demand note with Nestlé USA, Inc. that provided for cash borrowings up to $60,000,000 for a total line of credit with Nestlé USA, Inc. of $110,000,000. Subsequent to the execution of the demand notes, Nestlé USA, Inc. extended credit to NICC under the demand notes in an amount that exceeded the combined and overall agreed-upon amounts under the demand notes. The excess borrowing by NICC did not constitute an event of default and the excess borrowing was subject to the same terms and provisions as amounts borrowed within the limits stated in the demand notes. Net proceeds from the Nestlé USA, Inc. Demand Notes, included in the first quarter of 2003 Consolidated Statement of Cash Flows totaled $23,181,000. The interest rate on these demand notes was the average daily one-month USD LIBOR applied to the average monthly balance, increased by a margin of 29 basis points (0.29 percent). On June 27, 2003, these demand notes were repaid.

Net sales and Cost of goods sold to affiliates

     Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,135,000 and $646,000, in the first quarter of 2004 and 2003, respectively. Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,135,000 and $646,000, in the first quarter of 2004 and 2003, respectively.

Transition Services Agreement

     NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé USA — Prepared Foods Division, Inc. (Nestlé Prepared Foods). The services provided under this agreement include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions. The Company recognized Selling, general and administrative expense of $255,000 and $426,000 for services under the Transition Services Agreement in the first quarter of 2004 and 2003, respectively.

Royalty Expense

     Royalty expense, included in the Consolidated Statement of Operations, is primarily comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products. Royalty expense to affiliates totaled $4,983,000 and $4,939,000, in the first quarter of 2004 and 2003, respectively.

Known Contractual Obligations

     Known contractual obligations and their related due dates at March 27, 2004 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Long-term debt	$26,429	$2,143	$2,143	$8,809	$6,667	$6,667	$—
Interest payable(1)	6,615	2,100	1,927	1,476	834	278
Nestlé S.A. credit facility(2)	195,000		195,000
Operating leases(3)	44,406	15,602	9,617	6,406	4,018	2,750	6,013
Purchase obligations(4)	239,892	232,430	7,243	212	7
Other long-term obligations(5)	2,636,200		2,636,200

Total	$3,148,542	$252,275	$2,852,130	$16,903	$11,526	$9,695	$6,013

     The Company does not have any capital lease obligations. The Company has guaranteed the liabilities of The Häagen-Dazs Shoppe Company, Inc. which DGIC acquired from The Pillsbury Company on February 17, 2004.

(1)	The Company’s future estimated interest payable of $6,615,000 under the Note Purchase Agreements is calculated using fixed interest rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment to the Note Purchase Agreements, the interest rates in effect on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

(2)	The Company’s future estimated interest payable under the Nestlé S.A. Credit Facility is a function of borrowing levels and interest rates which will vary in the future. Interest payments under this facility are currently estimated to be approximately $4,325,000 for the next 364 days.

(3)	The Company’s contractual obligations under operating leases include approximately $10,000,000 of maximum future payments under vehicle subleases.

(4)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing the Company’s products.

(5)	The Company’s other long-term obligations consist of the estimated aggregate put price based on 29,842,899 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,915,108 shares of Class A callable puttable common stock at March 27, 2004. For purposes of the above table, the Company has assumed that the put right will be exercised during the first put option period beginning in December 2005. If the Class A callable puttable common stockholders do not fully exercise their put rights in December 2005, a portion of this long-term obligation could be incurred in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

Long-term Debt

     The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at March 27, 2004:

	Long-Term Debt	Interest Rates
	(In thousands)
Fixed Interest Rates(1) :
Note Purchase Agreements	$26,429	8.06 - 8.34%
Variable Interest Rates:
Nestlé S.A. credit facility	195,000	1.46%

	$221,429

     If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $285,000. The Note Purchase Agreements have interest and principal payable semiannually through 2008. The Nestlé S.A. credit facility is due June 26, 2004, but this due date can be extended at the option of the Company to December 31, 2005. The Company expects to exercise its option to extend the current facility when the initial twelve-month term expires on June 26, 2004.

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

Commodity Costs

     The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2004 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. In recent months, the average price per pound of AA butter has increased to $2.14 at the end of the first quarter of 2004. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

     Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other (income) expense, net. During the quarter ended March 27, 2004, gains from butter investments totaled $5,074,000. There were no (gains) losses from butter investments in 2003 since the Company’s predecessor, NICC, did not invest in butter in 2003.

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company declared a dividend for the first quarter of 2004 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on March 26, 2004.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2003 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2004 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

Exhibit
Number	Description
10.46	Letter Amendment dated February 11, 2004, effective March 23, 2004, to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million.
10.47	Form of Letter dated March 22, 2004, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent.
10.48	Dreyer’s Grand Ice Cream Holdings, Inc. Long-term Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     A Current Report on Form 8-K was filed on February 18, 2004 reporting that, on February 18, 2004, the Company announced that its wholly-owned subsidiary, Dreyer’s Grand Ice Cream, Inc., purchased The Häagen-Dazs Shoppe Company, Inc. from The Pillsbury Company on February 17, 2004.

     A Current Report on Form 8-K was filed on March 15, 2004 reporting that, on March 12, 2004, the Company issued a press release to announce its results of operations for the fourth quarter of 2003 and the fiscal year ended December 27, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

Dated: May 6, 2004	By:	/s/ Alberto E. Romaneschi

Alberto E. Romaneschi Executive Vice President — Finance and Administration and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit
Number	Description
10.46	Letter Amendment dated February 11, 2004, effective March 23, 2004, to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million.
10.47	Form of Letter dated March 22, 2004, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent.
10.48	Dreyer’s Grand Ice Cream Holdings, Inc. Long-term Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.