Form 10-Q
period 2004-06-26
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2004-08-05
CIK 1189712

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50325

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	No. 02-0623497 (I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at August 2, 2004
Class A callable puttable common stock, $.01 par value	30,128,141
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.
PART II: OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE
INDEX OF EXHIBITS
EXHIBIT 10.49
EXHIBIT 10.50
EXHIBIT 10.51
EXHIBIT 10.52
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	June 26, 2004	Dec. 27, 2003
($ in thousands, except per share amounts)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$632	$1,623
Trade accounts receivable, net of allowance for doubtful accounts of $7,752 in 2004 and $5,668 in 2003	146,687	110,381
Other accounts receivable	26,475	11,580
Inventories	170,060	148,426
Prepaid expenses and other	39,998	37,723
Income taxes refundable	13,093	18,283
Taxes receivable due from affiliate	12,236	12,236
Deferred income taxes	17,265	17,265

Total current assets	426,446	357,517
Property, plant and equipment, net	400,028	392,613
Other assets	18,346	20,735
Other intangibles, net	386,717	389,133
Goodwill	1,925,137	1,931,425

Total assets	$3,156,674	$3,091,423

Liabilities, Class A Callable Puttable Common Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$154,310	$130,360
Accrued payroll and employee benefits	47,609	59,359
Current portion of long-term debt	2,143	2,143

Total current liabilities	204,062	191,862
Nestlé S.A. credit facility	255,000	125,000
Long-term debt, less current portion	22,143	24,286
Long-term stock option liability	104,030	135,121
Other long-term obligations	20,763	18,207
Deferred income taxes	46,806	81,065

Total liabilities	652,804	575,541

Commitments and contingencies

Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value - 31,830,332 shares authorized; 29,965,824 and 29,449,201 issued and outstanding in 2004 and 2003, respectively	300	294
Class A capital in excess of par	2,071,735	1,904,124
Notes receivable from Class A callable puttable common stockholders	(671)	(1,104)

Total Class A callable puttable common stock	2,071,364	1,903,314

Stockholders’ Equity:
Class B common stock, $.01 par value - 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2004 and 2003	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(530,072)	(350,010)

Total stockholders’ equity	432,506	612,568

Total liabilities, Class A callable puttable common stock, and stockholders’ equity	$3,156,674	$3,091,423

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Half Year Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
($ in thousands, except per share amounts)
Revenues:
Net sales to external customers	$417,031	$174,979	$741,955	$288,048
Net sales to affiliates	1,489	981	2,624	1,804

Net sales	418,520	175,960	744,579	289,852
Other revenues	11,321	836	23,145	1,741

Total net revenues	429,841	176,796	767,724	291,593

Costs and expenses:
Cost of goods sold to external customers	381,312	143,615	696,520	235,503
Cost of goods sold to affiliates	1,489	981	2,624	1,804

Cost of goods sold	382,801	144,596	699,144	237,307
Selling, general and administrative expense	73,475	32,492	121,840	59,916
Interest, net of amounts capitalized	2,177	428	3,663	758
Royalty expense to affiliates	7,715	7,193	12,698	12,132
Other expense (income), net	3,667	(77)	(1,972)	(77)
Severance and retention expense	133	38,324	3,230	40,824
In-process research and development		11,495		11,495
Impairment of distribution assets held for sale		8,715		8,715
(Reversal of accrued divestiture expenses) Loss on divestiture	(213)	2,893	(216)	2,893

	469,755	246,059	838,387	373,963

Loss before income tax benefit	(39,914)	(69,263)	(70,663)	(82,370)
Income tax benefit	15,566	23,348	27,559	27,182

Net loss	(24,348)	(45,915)	(43,104)	(55,188)
Accretion of Class A callable puttable common stock	(64,019)	(1,241)	(125,622)	(1,241)

Net loss available to Class A callable puttable and Class B common stockholders	$(88,367)	$(47,156)	$(168,726)	$(56,429)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.94)	$(.72)	$(1.79)	$(.87)

Diluted	$(.94)	$(.72)	$(1.79)	$(.87)

Dividends declared per share of common stock:
Class A callable puttable	$.06	$.06	$.12	$.06

Class B	$.06	$.06	$.12	$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B Common Stock
					Investment	Accumulated
			Capital in	Accumulated	From	Net Loss to
	Shares	Par Value	Excess of Par	Deficit	Member	Member	Total
(In thousands)
Balances at December 31, 2002	—	$—	$—	$—	$750,252	$(141,587)	$608,665
Net loss				(55,188)			(55,188)
Capital contributions — acquisition costs paid by Nestlé affiliate					17,317		17,317
Reclassification of capital contributions to Class B capital in excess of par			17,317		(17,317)
Reclassification of investment from member to Class B capital in excess of par			750,252		(750,252)
Reclassification of accumulated net loss to member to accumulated deficit				(141,587)		141,587
Conversion of shares of DGIC common stock held by Nestlé	9,563	96	200,544				200,640
Issuance of Class B shares of common stock in connection with the Dreyer’s Nestlé Transaction	55,001	550					550
Accretion of Class A callable puttable common stock				(1,241)			(1,241)
Class A callable puttable and Class B common stock dividends declared				(5,406)			(5,406)

Balances at June 28, 2003	64,564	$646	$968,113	$(203,422)	$—	$—	$765,337

Balances at December 27, 2003	64,564	$646	$961,932	$(350,010)	$—	$—	$612,568
Net loss				(43,104)			(43,104)
Accretion of Class A callable puttable common stock				(125,622)			(125,622)
Class A callable puttable and Class B common stock dividends declared				(11,336)			(11,336)

Balances at June 26, 2004	64,564	$646	$961,932	$(530,072)	$—	$—	$432,506

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In thousands)	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net loss	$(43,104)	$(55,188)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	37,974	13,843
In-process research and development		11,495
Impairment of distribution assets held for sale		8,715
(Reversal of) accrued divestiture expenses	(216)	2,893
Provision for losses on accounts receivable	2,603	1,838
Provision for severance and retention expense	3,230	35,981
Stock option compensation expense	8,782	214
Benefit for deferred income taxes	(27,558)	(20,478)
Provision for retail freezer retirements		7,650
Accretion of long-term stock option liability	1,140	47
Write-off of employee loans		3,279
Other noncash charges	1,384
Changes in assets and liabilities:
Trade accounts receivable and Other accounts receivable	(53,893)	(34,812)
Inventories	(22,577)	(15,486)
Prepaid expenses and other	(4,865)	1,544
Income taxes refundable	5,190
Taxes receivable due from affiliate		(6,850)
Accounts payable and accrued liabilities	24,290	12,475
Accrued payroll and employee benefits	(15,187)	(2,980)
Other long-term obligations	2,556	563

	(80,251)	(35,257)

Cash flows from investing activities:
Additions to property, plant and equipment	(43,381)	(3,741)
Retirements of property, plant and equipment	1,589	751
Payment for acquired businesses, net of cash acquired	(707)	597
(Increase) decrease in other assets	(4,741)	3,249

	(47,240)	856

Cash flows from financing activities:
Proceeds from Nestlé S.A. credit facility	130,000	100,000
Proceeds from long-term line of credit		11,000
Repayments of other long-term debt	(2,143)
Repayments of Nestlé USA, Inc. demand notes, net		(73,142)
Proceeds from repayments of notes receivable from Class A callable puttable common stockholders	433
Proceeds from stock option exercises	9,515	15
Cash dividends paid	(11,305)

	126,500	37,873

(Decrease) increase in cash and cash equivalents	(991)	3,472
Cash and cash equivalents, beginning of period	1,623	2,435

Cash and cash equivalents, end of period	$632	$5,907

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$3,169	$838

Income (tax refunds received) taxes paid, net	$(5,191)	$147

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

Financial Statement Form and Content

     The Consolidated Financial Statements for the quarter and half-year periods ended June 26, 2004 and June 28, 2003 have not been audited by an independent registered public accounting firm, but include all adjustments consisting of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 2003, appearing in the Company’s 2003 Annual Report on Form 10-K.

Dreyer’s Nestlé Transaction

     The Company is the successor entity to the Nestlé Ice Cream Company, LLC (NICC) business. The Company was formed as a result of the combination of Dreyer’s Grand Ice Cream, Inc. (DGIC) and NICC (the Dreyer’s Nestlé Transaction). The Dreyer’s Nestlé Transaction closed on June 26, 2003 (the Merger Closing Date) and was accounted for as a reverse acquisition under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations” (Note 7). For this purpose, NICC was deemed to be the acquirer and DGIC was deemed to be the acquiree.

     The purchase price and related allocation were recorded in two components reflecting the two primary transactions pursuant to which Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings) acquired, or will acquire, all of the DGIC shares. The first component of the purchase accounting was based on Nestlé’s original ownership of 9,563,016 shares, representing 27.2 percent (the Nestlé Original Equity Investment) of the 35,101,634 total DGIC shares outstanding on the Merger Closing Date. The second component of the purchase accounting was based on Nestlé’s future purchase of the remaining 25,538,618 shares, representing 72.8 percent (the Non-Nestlé Ownership) of the 35,101,634 total DGIC shares outstanding on the Merger Closing Date.

The Divestiture Transaction

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruit™ Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of Integrated Brands. On July 5, 2003 (the

Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) (Note 7 and Note 10) and the Company received $10,000,000 in consideration for the sale of the Divested Brands.

     On July 2, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order) authorizing the Divestiture Transaction, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products.

The Häagen-Dazs Shoppe Company

     On February 17, 2004, DGIC acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company) from The Pillsbury Company (Pillsbury). The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of June 26, 2004, there were approximately 238 franchised Häagen-Dazs parlors in the United States.

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

     The Consolidated Financial Statements for the second quarter of 2004 include the results of operations of DGIC and NICC for the period from March 28, 2004 to June 26, 2004 (91 days). The Consolidated Financial Statements for the second quarter of 2003 include the results of operations of DGIC for the period following the Merger Closing Date to June 28, 2003 (two days), and of NICC for the period from March 31, 2003 to June 28, 2003 (90 days).

     The Consolidated Financial Statements for the first half of 2004 include the results of operations of DGIC and NICC for the entire period from December 28, 2003 to June 26, 2004 (182 days). The Consolidated Financial Statements for the first half of 2003 include the results of operations of DGIC for the period following the Merger Closing Date to June 28, 2003 (two days), and of NICC for the period from January 1, 2003 to June 28, 2003 (179 days).

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

     In the second quarter of 2004, the Company completed a project which implemented a new system to inventory and track its retail freezer cabinets. Previously, the Company had estimated freezer retirements using a sampling methodology. The new system allows for the specific identification of freezers and the recording of retirements when they occur. The change in the methodology for recording retail freezer cabinet retirements did not have a material impact on the Company’s results of operations.

Financial Statement Presentation

     Certain reclassifications have been made to prior year financial statements to conform to the current period presentation.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at June 26, 2004.

Note 3. Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 26, 2004 and December 27, 2003 consisted of the following:

	June 26, 2004	Dec. 27, 2003
	(In thousands)
Raw materials	$19,830	$18,752
Finished goods	150,230	129,674

	$170,060	$148,426

     Inventories on consignment with retailers and distributors included in the above balances at June 26, 2004 and December 27, 2003 totaled $11,064,000 and $10,674,000, respectively.

     Upon the closing of the Dreyer’s Nestlé Transaction, the DGIC inventory was adjusted to fair value to the extent of the 72.7 percent Non-Nestlé Ownership. This increase in fair value of $116,000 was expensed as the inventory was sold. The inventory of the Divested Brands, however, was recorded at the selling price of the Divested Brands, which approximated $8,182,000. The inventory of the Divested Brands was considered held for sale at June 28, 2003 and was sold to Integrated Brands in the third quarter of 2003 on the Divestiture Closing Date.

Note 4. Butter Investments

     Under current Federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the price volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other expense (income), net.

     Investments in butter, included in Prepaid expenses and other in the Consolidated Balance Sheet, had a market value totaling $5,579,000 and $6,277,000 at June 26, 2004 and December 27, 2003, respectively. During the quarters ended June 26, 2004, and June 28, 2003, losses from butter investments, included as a component of Other expense (income), net, totaled $4,100,000 and $43,000, respectively. During the half-year periods ended June 26, 2004 and June 28, 2003, (gains) losses from butter investments, included as a component of Other expense (income), net, totaled $(974,000) and $43,000, respectively.

Note 5. Other Assets — Deferred Compensation Plan

     In April 2004, the Company implemented an unfunded, non-qualified deferred compensation plan (the Plan). The Plan allows a select group of management, as determined by the Deferred Compensation Plan Committee, to defer payment of a portion of their compensation. The deferred compensation will later be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the Plan, the

Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation, included in Other assets, was $1,889,000 at June 26, 2004. The liability for the deferred compensation, included in Other long-term obligations, was $1,908,000 at June 26, 2004. For the quarter and half-year periods ended June 26, 2004, participant contributions totaled $1,906,000. The difference between the cumulative participant contributions at June 26, 2004 and the deferred compensation represents the change in market value during the quarter and half-year periods ended June 26, 2004.

Note 6. Other Intangibles, Net

     The gross carrying amount and related accumulated amortization of other intangibles at June 26, 2004 and December 27, 2003 consisted of the following:

			June 26, 2004		Dec. 27, 2003
	Amortizable	Gross
	Lives determined	Carrying	Accumulated		Accumulated
	June 26, 2003	Amount	Amortization	Net	Amortization	Net
			(In thousands)
Definite-lived other intangibles
Distribution rights	0.5 year	$292	$292	$—	$292	$—
Foreign trademark	0.8 year	66	66	—	44	22
Covenants not to compete	4.3 years	289	68	221	34	255
Joint venture agreement	0.5 year	218	218	—	218	—
Whole Fruit Bar brand	1.0 year	1,819	1,785	34	919	900
Distribution agreement	8.2 years	3,783	458	3,325	239	3,544
Call option agreement	8.3 years	1,674	197	1,477	106	1,568
Flavor formulations	10 years	4,365	437	3,928	221	4,144
Customer relationships – foodservice	14 years	800	57	743	30	770
Customer relationships - non-grocery	27 years	6,901	256	6,645	129	6,772
Customer relationships – grocery	29 years	44,653	1,543	43,110	778	43,875
Independent distributors	29 years	2,547	88	2,459	44	2,503
Favorable leasehold arrangements	84.6 years	728	9	719	4	724

		68,135	5,474	62,661	3,058	65,077

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453		134,453
Edy’s (1) brand name	Indefinite	176,507		176,507		176,507
Base formulations/brand processes	Indefinite	13,096		13,096		13,096

		324,056	—	324,056	—	324,056

Total other intangibles		$392,191	$5,474	$386,717	$3,058	$389,133

     Amortization expense of other intangibles for the quarters ended June 26, 2004 and June 28, 2003 was $1,155,000 and $467,000, respectively. Amortization expense of other intangibles for the half-year periods ended June 26, 2004 and June 28, 2003 was $2,416,000 and $525,000, respectively.

     Future estimated amortization expense for the second half of 2004 and for the four fiscal periods ending on the last Saturday of December 2005 through 2008 and thereafter are as follows:

(In thousands)
Year ending:
2004	$1,582
2005	3,156
2006	3,096
2007	3,078
2008	3,028
Thereafter	48,721

$62,661

(1)	Edy’s Grand Ice Cream, a wholly-owned subsidiary of DGIC (Edy’s).

Note 7. Goodwill

     The changes in the carrying amount of Goodwill for the half year ended June 26, 2004 consisted of the following:

(In thousands)
Balance at December 27, 2003	$1,931,425
Income tax benefit from exercise of stock options(1)	(6,701)
Goodwill acquired during year	775
Adjustment of acquisition price	(362)

Balance at June 26, 2004	$1,925,137

(1)	During the half year period ended June 26, 2004, the Company recorded a debit to Long-term Deferred Income Taxes and a noncash credit to Goodwill of $6,701,000 related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Goodwill Impairment Test

     Prior to the Dreyer’s Nestlé Transaction, DGIC and NICC maintained different goodwill impairment methodologies. Since the Merger Closing Date, the operations of these two companies have been in the process of being integrated. As such, the NICC goodwill impairment methodology was phased-out and replaced by a methodology similar to that previously employed by DGIC.

     In 2003, subsequent to the Merger Closing Date, DGIC and NICC performed their individual annual goodwill impairment tests at their respective pre-Dreyer’s Nestlé Transaction impairment testing dates. DGIC performed its impairment test on each of its five reporting units, which is the same methodology used in 2004 (described below).

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

     In the second quarter of 2004, the Company performed its impairment test on each of its five reporting units. These reporting units correspond to the Company’s current five geographic segments that it uses to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. As of June 26, 2004, the results of the Company’s impairment test reported a fair value greater than its carrying value for all reporting units.

Pro Forma Disclosures

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the quarter and half-year periods ended June 28, 2003. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore, is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions.

	Quarter Ended	Half Year Ended
	June 28, 2003	June 28, 2003
	(In thousands, except per share amounts)
Pro forma total net revenues	$484,489	$865,137

Pro forma net loss(1)	$(67,240)	$(83,423)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(125,089)	$(198,757)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(1.39)	$(2.21)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of Class A callable puttable common stock (Note 11) increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Note 8. Long-term debt

     The Company utilizes the following two long-term debt facilities as a primary source of liquidity:

(1) Nestlé S.A. Credit Facility

     On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility to allow the facility’s term to be extended at the option of the Company to December 31, 2005. On March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on the year-end and the half-year financial results. On May 28, 2004, the Company and Nestlé S.A. amended the events of default of this facility in conjunction with the addition of the Nestlé Capital Corporation Sub-Facility (discussed below).

     During the second quarter of 2004, the Company exercised its option to extend the term of the current facility from its initial expiration date of June 26, 2004 for an additional twelve-month term expiring on June 26, 2005.

     At June 26, 2004, the Company’s borrowings on this facility were $255,000,000 bearing interest at 1.90 percent. At December 27, 2003, the Company’s borrowings on this facility were $125,000,000 bearing interest at 2.37 percent. Net proceeds from the Nestlé S.A. credit facility were $130,000,000 and $100,000,000 during the first half of 2004 and the first half of 2003, respectively.

     Interest expense under this facility totaled $861,000 and $13,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. Interest expense under this facility totaled $1,764,000 and $13,000 for the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

(1a) Nestlé Capital Corporation Sub-Facility

     On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an amendment to the $400,000,000 long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding increase or decrease in the total borrowings available under the $400,000,000 Nestlé S.A bridge loan facility.

     At June 26, 2004 the Company had $50,000,000 available under this facility and no advances outstanding.

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

     At June 26, 2004, the Company had $24,286,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2005.

     Subsequent to the quarter ended June 26, 2004, and upon review of its financial results, the Company commenced negotiations with the noteholders to modify the terms of the 1996 Note Purchase Agreements (the Notes). The Company expects to complete such modification under terms that will maintain the long-term classification of the obligations under the Notes. The Company has received a wavier of certain debt covenants effective from the June 26, 2004 balance sheet date through August 31, 2004. Prior to the expiration of the waiver, the Company intends to replace the financial covenants under the 1996 Note Purchase Agreements with a guaranty by Nestlé S.A. The Company has sufficient borrowing capacity under the Nestlé S.A. credit facility to meet its obligations under the Notes.

Nestlé USA, Inc. Demand Notes

     Net proceeds from the Nestlé USA, Inc. Demand Notes, included in the 2003 Consolidated Statement of Cash Flows totaled $73,142,000. On June 27, 2003, these demand notes were repaid.

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Effective on June 16, 2004, the Company notified its revolving line of credit lenders to voluntarily terminate the $240,000,000 available line and the Company wrote off the remaining unamortized debt issuance costs totaling $706,000.

Note 9. Long-term Stock Option Liability

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

     The Company accounts for its employee stock options at fair value under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44). In accordance with FIN 44, these stock options were recorded at fair value on the Merger Closing Date and were included in the purchase price of DGIC. The fair values of the vested and unvested options were determined using the Black-Scholes option pricing model, as of the Merger Closing Date, using the following assumptions:

Risk-free interest rate	1.66%
Dividend yield	0.30%
Expected volatility(1)	23.8%
Expected life (years)	2.89
Weighted-average expected term (years)	2.82

(1)	As a result of the unique features of these securities, such as the existence of the put and call feature and the short-term nature of the security, expected volatility was estimated to be significantly less than the historical volatility of DGIC’s common stock, which has ranged between 30 and 45 percent.

     The activity in the long-term stock option liability for 2004 consisted of the following:

			Fair Value of
	Fair Value at	Fair Value of	Newly	Accretion of	Fair Value at
	Dec. 27,	Stock Option	Vested Stock	Stock	June 26,
	2003	Exercises	Options	Options	2004
			(In thousands)
Vested stock options	$83,793	$(32,231)	$16,479	$775	$68,816
Unvested stock options	51,328		(16,479)	365	35,214

	$135,121	$(32,231)	$—	$1,140	$104,030

     The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model is $60.69. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding is $23.53. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock. The fair value of stock options exercised was $32,231,000 for the half year ended June 26, 2004.

     The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model is $54.03. The weighted-average exercise price per unvested option share is $25.68. The fair value of the unvested stock options that vested in the first half of 2004 was $16,479,000.

     The vested and unvested options will accrete to fair value using the effective interest rate method until December 1, 2005 (Initial Put Date), when the put value of the Class A callable puttable common stock will be $83 per share (Note 11). The weighted-average fair value per share of the vested and unvested options at the Initial Put Date will be $64.38 and $55.96 (representing the $83.00 put price, less the weighted average option grant price), respectively.

The increase in fair value was $554,000 and $47,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. The increase in fair value was $1,140,000 and $47,000 for the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

     Accretion of vested and unvested options, included in the Consolidated Statement of Operations, for the quarter and half-year periods ended June 26, 2004 and June 28, 2003, consisted of the following:

	Quarter Ended		Half Year Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
		(In thousands)
Accretion of vested options	$372	$43	$775	$43
Accretion of unvested options	182	4	365	4

Increase in fair value	$554	$47	$1,140	$47

     Pursuant to FIN 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense, included in Selling, general and administrative expenses in the Consolidated Statement of Operations, was $4,266,000 and $214,000 for the quarter ended June 26, 2004 and June 28, 2003, respectively. Stock option compensation expense, included in Selling, general and administrative expenses in the Consolidated Statement of Operations, was $8,532,000 and $214,000 for the half-year periods ended June 26, 2004 and June 28, 2003, respectively. The short-term portion of unearned compensation, included in Prepaid expenses and other in the Consolidated Balance Sheet, totaled $14,706,000 and $16,788,000 at June 26, 2004 and December 27, 2003, respectively. The long-term portion of unearned compensation, included in Other assets, in the Consolidated Balance Sheet totaled $10,083,000 and $16,532,000 at June 26, 2004 and December 27, 2003, respectively.

Note 10. Commitments and Contingencies

Purchase Commitments

     The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. Future minimum purchase obligations for the next five years and thereafter at June 26, 2004 total approximately $152,805,000.

Guarantees

     The Company has guaranteed certain of the liabilities of The Häagen-Dazs Shoppe Company, Inc. (the franchisor) which DGIC acquired from The Pillsbury Company on February 17, 2004. The Company has guaranteed the obligations of the franchisor to furnish goods and services to certain franchisees in the State of Illinois.

The Divestiture Transaction

     Pursuant to the APA (Note 1), the parties entered into certain agreements (the Divestiture Agreements) related to the: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed volume limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years.

     On July 2, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Order authorizing the Divestiture Transaction, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products.

     Under the Order, Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Order, the B&J Agreement was terminated effective December 31, 2003. The Order also provided for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars at December 31, 2003. Pursuant to the Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.

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

Standby Letters of Credit

     At June 26, 2004 and December 27, 2003, the Company was the account party for irrevocable standby letters of credit issued by Citibank, N.A. in the amount of $7,925,000. Of this amount, $7,875,000, served as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims. During the second quarter of 2004, the Company opened an additional irrevocable standby letter of credit issued by Citibank, N.A. in the amount of $14,500,000 as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims previously collateralized by cash deposits. The Company pays fees on each of these standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.

Legal Actions

     The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, both individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 11. Class A Callable Puttable Common Stock

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

     The following table summarizes the 2004 activity for the Class A callable puttable common stock in the Consolidated Balance Sheet:

			Capital in	Notes
	Shares	Par Value	Excess of Par	Receivable	Total
	(In thousands)
Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314
Stock option exercises	524	6	32,684		32,690
Shares surrendered	(7)		(458)		(458)
Cash received for stock option exercises			9,515		9,515
Accretion of Class A callable puttable common stock			125,622		125,622
Stock compensation expense			248		248
Repayments of notes receivable from Class A callable puttable common stockholders				433	433

Balances at June 26, 2004	29,966	$300	$2,071,735	$(671)	$2,071,364

     The Class A callable puttable common stock is being accreted using the effective interest rate method from the value at the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date. Accretion of Class A callable puttable common stock for the quarters ended June 26, 2004 and June 28, 2003 totaled $64,019,000 and $1,241,000, respectively. Accretion of Class A callable puttable common stock for the half-year periods ended June 26, 2004 and June 28, 2003 totaled $125,622,000 and $1,241,000, respectively.

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

Note 12. Severance and Retention Expense

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

     In the fourth quarter of 2003, when the affected employees were notified of their termination, the Company estimated that severance and related costs for the closure would total approximately $5,754,000. Of this total, $4,187,000, representing the 72.8 percent Non-Nestlé Ownership, was recorded as a component of the purchase price of DGIC resulting in a corresponding increase to Goodwill during 2003. The remaining $1,567,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense during 2003. Through June 26, 2004, the Company had eliminated positions for 144 manufacturing employees who were covered under collective bargaining agreements with Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39, and for 18 nonunion employees in the research and development department. Through June 26, 2004, 128 of the 162 employees had been paid severance. During the quarter and half-year periods ended June 26, 2004, the Company estimated an additional $282,000 for severance and related costs. Of the total,

$207,000, representing the 72.8 percent Non-Nestlé Ownership, was recorded as Goodwill. The remaining $75,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense during the second quarter. The majority of the remaining liability of $3,242,000 is expected to be paid during the remainder of 2004.

     There was no severance and retention expense related to the Integration Plan in the first half of 2003.

NICC Severance and Retention Plan

     Prior to the closing of the Dreyer’s Nestlé Transaction, NICC adopted a severance and retention plan for employees of NICC (NICC Severance and Retention Plan). The purpose of this plan was to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. During the quarters ended June 26, 2004 and June 28, 2003, the Company expensed $58,000 and $38,324,000 of severance and retention, respectively. During the half-year periods ended June 26, 2004 and June 28, 2003, the Company expensed $3,155,000 and $40,824,000 of severance and retention, respectively. The severance plan expenses relate to 857 positions, primarily at the distribution centers that were sold to Eskimo Pie. In addition, the Company also expects to eliminate up to an additional 11 positions in finance and administration. Through June 26, 2004, 795 employees have been paid severance and 62 employees have been notified but have not yet been paid severance. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $4,706,000. The majority of this amount is expected to be paid during the remainder of 2004.

     Severance and retention expense (relating to the NICC Severance and Retention Plan) included in the Consolidated Statement of Operations for the quarters and half-year periods ended June 26, 2004 and June 28, 2003, consisted of the following:

	Quarter Ended		Half Year Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(In thousands)
Severance benefits	$(424)	$27,778	$1,707	$29,961
Retention benefits	482	8,322	1,448	8,322
Forgiveness of employee loans		2,224		2,541

	$58	$38,324	$3,155	$40,824

Integration Plan and NICC Severance and Retention Plan

     Cumulative severance and retention expense incurred through June 26, 2004, including expenses for both the Integration Plan and for the NICC Severance and Retention Plan, consisted of the following:

		NICC Severance
	Integration	And Retention	Total
	(In thousands)
Severance benefits	$1,484	$30,179	$31,663
Retention benefits	158	19,954	20,112
Forgiveness of employee loans		2,541	2,541

	$1,642	$52,674	$54,316

     The following table summarizes the activity for the accrued severance and retention liability included in Accrued payroll and employee benefits in the Consolidated Balance Sheet:

		NICC Severance
	Integration	and Retention	Total
	(In thousands)
Accrual at December 27, 2003	$5,754	$6,891	$12,645
Additions to accrual	502	5,947	6,449
Adjustments to accrual	(220)	(2,792)	(3,012)
Payments made	(2,794)	(6,642)	(9,436)

Accrual at June 26, 2004	$3,242	$3,404	$6,646

Note 13. Net Loss Per Share of Class A Callable Puttable and Class B Common Stock

     The denominator for basic net loss per share includes the number of weighted-average common shares outstanding. The denominator for diluted net loss per share includes the number of weighted-average common shares outstanding plus the effect of potentially dilutive securities. Diluted net loss per common share for the quarter and half-year periods ended June 26, 2004 and June 28, 2003 is equal to basic net loss per common share because the effect of common stock equivalents is antidilutive.

     The following table presents the numerators and denominators used in the basic and diluted net loss per share of common stock calculations:

	Quarter Ended		Half Year Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
	(In thousands, except per share amounts)

Net loss	$(24,348)	$(45,915)	$(43,104)	$(55,188)
Accretion of Class A callable puttable common stock	(64,019)	(1,241)	(125,622)	(1,241)

Net loss available to Class A callable puttable and Class B common stockholders	$(88,367)	$(47,156)	$(168,726)	$(56,429)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	94,472	65,132	94,296	64,850

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.94)	$(.72)	$(1.79)	$(.87)

Diluted	$(.94)	$(.72)	$(1.79)	$(.87)

     The weighted-average common shares presented above include both the Class A callable puttable common shares and the Class B common shares. The weighted-average Class A callable puttable and Class B common shares for the quarter and half-year periods ended June 26, 2004 include the Class A callable puttable shares plus the 64,564,315 Class B common shares, both of which were outstanding for the entire period. The weighted-average Class A callable puttable and Class B common shares for the quarter and half-year periods ended June 28, 2003 include the Class A callable puttable shares which were outstanding beginning on the Merger Closing Date and ending on June 28, 2003, plus the 64,564,315 Class B common shares which were outstanding for the entire period.

Antidilutive Securities

     Potentially dilutive securities, calculated in terms of the weighted-average common share equivalent of stock options outstanding, are excluded from the calculations of diluted net loss per share of common stock when their inclusion would have an antidilutive effect. During the quarter and half-year periods ended June 26, 2004, 950,000 and 1,055,000, respectively, of potentially dilutive common equivalent shares were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted common shares and diluted loss per common share. During the quarter and half-year periods ended June 28, 2003, 3,489,000 of potentially dilutive common equivalent shares were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted common shares and diluted loss per share of common stock.

Note 14. Related Party Transactions

     The following represent material related party transactions between the Company, Nestlé and its affiliates which are in addition to the related party transactions discussed above under Long-term debt (Note 8) and Class A callable puttable common stock (Note 11) :

Inventory Purchases

     The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $5,760,000 and $3,629,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $8,266,000 and $5,864,000 for the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

Taxes Receivable Due from Affiliate

     In accordance with the Nestlé tax sharing policy, any intercompany taxes for NICC are to be settled by actual payment. The final reimbursement due from Nestlé for tax losses for the period from January 1, 2003 through June 26, 2003 is presented as Taxes receivable due from affiliate. Taxes receivable due from affiliate, included in the Consolidated Balance Sheet, totaled $12,236,000 at June 26, 2004 and December 27, 2003.

Net sales and Cost of goods sold to affiliates

     Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,489,000 and $981,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $2,624,000 and $1,804,000 for the first half of 2004 and 2003, respectively.

     Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,489,000 and $981,000 for the second quarter of 2004 and 2003, respectively. Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $2,624,000 and $1,804,000 for the first half of 2004 and 2003, respectively.

Transition Services Agreement

     On the Merger Closing Date, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé USA – Prepared Foods Division, Inc. (Nestlé Prepared Foods). The services provided under this agreement may include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions.

     The Company recognized Selling, general and administrative expense of $19,000 and $532,000 in the quarters ended June 26, 2004 and June 28, 2003, respectively, primarily for information technology services provided for under the Transition Services Agreement. The Company recognized Selling, general and administrative expense of $274,000 and $958,000 in the half-year periods ended June 26, 2004 and June 28, 2003, respectively, for services provided for under the Transition Services Agreement.

Royalty Expense to Affiliates

     Royalty expense to affiliates, included in the Consolidated Statement of Operations, is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $7,715,000 and $7,193,000 in the quarters ended June 26, 2004 and June 28, 2003, respectively. Royalty expense to affiliates totaled $12,698,000 and $12,132,000 in the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

Note 15. Subsequent Event

     On July 26, 2004, DGIC acquired all of the capital stock of Silhouette. The Company expects to pay approximately $60,000,000 in connection with this acquisition. The Company performed the significant subsidiary test on its 2004 acquisitions and determined that they were not material.

     On August 2, 2004, NICC acquired all of the stock of a corporation which owns real property adjacent to the Company’s manufacturing plant in Laurel, Maryland (the Plant) for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the Plant. On August 4, 2004, NICC acquired another parcel of real property adjacent to the Plant. The total price paid for these purchases was approximately $12,000,000.

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

     We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), including, but not limited to the following:

•	risk factors described under the “Risks and Uncertainties” section below;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties resulting from the combination of the business of Dreyer’s Grand Ice Cream, Inc. and Nestlé Ice Cream Company, LLC, including the integration of the operations of those companies and compliance with the Federal Trade Commission’s order, and costs or difficulties associated with the integration of the operations of other companies that have been acquired, including The Häagen-Dazs Shoppe Company and Silhouette Brands, Inc.

•	costs or difficulties related to the expansion and closing of the Company’s manufacturing and distribution facilities;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	the costs associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the military actions in Iraq and Afghanistan and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company.

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

Risks and Uncertainties

     The business combination (the Dreyer’s Nestlé Transaction) of Dreyer’s Grand Ice Cream, Inc. (DGIC) and Nestlé Ice Cream Company, LLC (NICC) on June 26, 2003 (the Merger Closing Date) involves the integration of two businesses that previously operated independently. It is possible that the Company will not be able to integrate the operations of DGIC and NICC without encountering difficulties. The Company is in the process of implementing consistent internal controls across the combined companies, although this process has not been completed. Any difficulty in successfully integrating the operations of the two businesses, including the implementation of consistent internal controls, could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company, and could lead to a failure to realize the anticipated synergies of the combination. The Company’s management continues to dedicate substantial time and effort to the integration of DGIC and NICC. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters. If the Company’s plans for expansion of its existing manufacturing facilities or build out of new manufacturing facilities are delayed, such delays could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     As a condition to the closing of the Dreyer’s Nestlé Transaction, under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Order), the Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets (the Divestiture Transaction). In accordance with the Order, DGIC sold its Dreamery® and Whole Fruit™ Sorbet brands and assigned its license to the Godiva® ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

     On July 2, 2004 the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the original FTC Decision and Order authorizing the Divestiture

Transaction in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products.

     Since the Merger Closing Date, the Company has completed the acquisition of The Häagen-Dazs Shoppe Company, Inc. and Silhouette Brands, Inc. (Silhouette). The Company is in the process of integrating these businesses and difficulties in successfully integrating the operations of these businesses with the Company’s could lead to a failure to realize the anticipated benefits of the acquisitions. The Company expects to continue to review opportunities to acquire other businesses or assets that would complement the Company’s business. Risks associated with such acquisitions include: (i) problems assimilating the purchased operations or assets; (ii) unanticipated costs associated with the acquisition; (iii) diversion of management’s attention from the business of the Company; (iv) adverse effects on existing business relationships with suppliers, partners and customers; and (v) potential loss of key employees of purchased businesses. There can be no assurance that the Company will be successful in overcoming future problems encountered in connection with the Company’s past or future acquisitions, and the Company’s inability to do so could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

     To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that were retired by retailers and independent distributors, but which had not yet been reported to the Company. As specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, was applied against this allowance. In the second quarter of 2004, the Company implemented a new system to inventory and track each freezer cabinet and now records freezer cabinet retirements as they occur. Accordingly, at June 26, 2004, there was no balance in the allowance for freezer retirements.

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

     The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter at the end of the second quarter of 2004 and 2003 was $1.93 and $1.11, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

     Vanilla is another significant raw material used in the manufacture of the Company’s products. Adverse weather conditions in a key growing region reduced the supply of vanilla, resulting in substantial cost increases. At the present time, the Company is unable to effectively hedge against the price volatility of vanilla and, therefore, cannot predict the effect of future price increases. As a result, future increases in the cost of vanilla could have a material adverse effect on the Company’s profitability and cash flow.

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

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the Critical Accounting Policies (appearing in the 2003 Annual Report on Form 10-K of the Company), which the Company’s senior management has discussed with the Audit Committee of the Board of Directors, represent the most significant judgments and estimates used in the preparation of the accompanying Consolidated Financial Statements. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

     Included below are updates to the Critical Accounting Policies appearing in the 2003 Annual Report on Form 10-K of the Company:

Retail Freezer Cabinets

     To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that were retired by retailers and independent distributors, but which had not yet been reported to the Company. As specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, was applied against this allowance. In the second quarter of 2004, the Company created a new system which allows for the specific identification of freezers and the recording of retirements when they occur. Accordingly, at June 26, 2004, there was no balance in the allowance for freezer retirements. The change in the methodology for recording retail freezer cabinet retirements did not have a material impact on the Company’s results of operations.

     The net book value of freezer cabinets with retail customers and independent distributors was $11,374,000 (original cost of $28,887,000 less accumulated depreciation of $17,513,000) and $17,519,000 (original cost of $41,366,000, less accumulated depreciation of $17,997,000 and an allowance for retirements of $5,850,000) at June 26, 2004 and December 27, 2003, respectively.

Goodwill

     Prior to the Dreyer’s Nestlé Transaction, DGIC and NICC maintained different goodwill impairment methodologies. Since the Merger Closing Date, the operations of these two companies have been in the process of being integrated. As such, the NICC goodwill impairment methodology was phased-out and replaced by a methodology similar to that previously employed by DGIC.

     In 2003, subsequent to the Merger Closing Date, DGIC and NICC performed their individual annual goodwill impairment tests at their respective pre-Dreyer’s Nestlé Transaction impairment testing dates. DGIC performed its impairment test on each of its five reporting units, which is the same methodology used in 2004 (described below).

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

     In the second quarter of 2004, the Company performed its impairment test on each of its five reporting units. These reporting units correspond to the Company’s current five geographic segments that it uses to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. As of June 26, 2004, the results of the Company’s impairment test reported a fair value greater than its carrying value for all reporting units.

     Goodwill at June 26, 2004 and December 27, 2003 totaled $1,925,137,000 and $1,931,425,000, respectively.

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

     As an example, during 2003, the Company determined that the estimated useful life of its freezers should be shortened from eight years to five years. The Company decreased the remaining depreciable life on a prospective basis. This resulted in an increase in depreciation expense of $3,000,000 and a corresponding increase in net loss of $(1,980,000), after the effect of the related income tax benefit, or $(.03) per diluted common share.

Results of Operations

Factors Affecting Comparability

     The Company, the successor entity to NICC, was formed as a result of the Dreyer’s Nestlé Transaction on the Merger Closing Date. The accompanying Consolidated Financial Statements and related notes that are as of a date, or for a period ended, before June 27, 2003, represent the accounts of NICC or its predecessor entities.

     The Consolidated Financial Statements for the second quarter of 2004 include the results of operations of DGIC and NICC for the period from March 28, 2004 to June 26, 2004 (91 days). The Consolidated Financial Statements for the second quarter of 2003 include the results of operations of DGIC for the period following the Merger Closing Date through June 28, 2003 (two days), and of NICC for the period from March 31, 2003 to June 28, 2003 (90 days).

     The Consolidated Financial Statements for the first half of 2004 include the results of operations of DGIC and NICC for the entire period from December 28, 2003 to June 26, 2004 (182 days). The Consolidated Financial Statements for the first half of 2003 include the results of operations of DGIC for the period following the Merger Closing Date through June 28, 2003 (two days), and of NICC for the period from January 1, 2003 to June 28, 2003 (179 days).

     Due to the lack of comparability of results due to the Dreyer’s Nestlé Transaction, the period-to-period percentage changes for the second quarter and first half of 2004 versus the same 2003 periods presented below are not necessarily indicative of percentage changes to be expected in the future.

Pro Forma Disclosures

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the quarter and half-year periods ended June 28, 2003. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore, is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions.

	Quarter Ended	Half Year Ended
	June 28, 2003	June 28, 2003
	(In thousands, except per share amounts)
Pro forma total net revenues	$484,489	$865,137

Pro forma net loss (1)	$(67,240)	$(83,423)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(125,089)	$(198,757)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(1.39)	$(2.21)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of Class A callable puttable common stock increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Financial Overview for the Second Quarter of 2004 Compared with the Second Quarter of 2003

     The Company is engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

     The Company reported a net loss available to Class A callable puttable and Class B common stockholders of $(88,367,000), or $(.94) per diluted common share for the second quarter of 2004, compared to a net loss available to Class A callable puttable and Class B common stockholders of $(47,156,000), or $(.72) per diluted common share, for the second quarter of 2003. Total net revenues increased 143 percent to $429,841,000 for the second quarter of 2004 from $176,796,000 for the second quarter of 2003.

     Results for the second quarter of 2004 reflect increased revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. In addition, results for the second quarter of 2004 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. These transaction, integration and restructuring charges include Accretion of Class A callable puttable common stock of $64,019,000(1) and stock option compensation expense of $4,266,000(2).

     Results for the second quarter of 2003 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. These transaction integration and restructuring charges include Severance and retention expense of $38,324,000, Accretion of Class A callable puttable common stock of $1,241,000, In-process research and development expense of $11,495,000, Impairment of distribution assets held for sale of $8,715,000, and a loss on divestiture of $2,893,000.

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). (See discussion following the table below.)

(2)	Stock option compensation expense results from the unearned compensation which is being expensed under the terms of three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense will total $8,257,000 for the remainder of fiscal 2004, and $13,207,000 and $3,325,000, for 2005 and 2006, respectively.

Table of Percentages of Total Net Revenues and Period-to-Period Percentage Changes

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period.

     Due to the lack of comparability of results due to the Dreyer’s Nestlé Transaction, the period-to-period percentage changes for the second quarter and first half of 2004 versus the same 2003 periods presented below are not necessarily indicative of percentage changes to be expected in the future.

					Period-to-Period
					Variance
					Favorable (Unfavorable)
	Percentage of Total Net Revenues				Quarter	Half Year
					Ended	Ended
	Quarter Ended		Half Year Ended		2004	2004
					Compared	Compared
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003	To 2003	to 2003
Days of DGIC in results	91	2	182	2
Days of NICC in results	91	90	182	179

Total net revenues	100.0%	100.0%	100.0%	100.0%	143.1%	163.3%

Costs and expenses:
Cost of goods sold	89.1	81.8	91.1	81.4	(164.7)	(194.6)
Selling, general and administrative	17.1	18.4	15.8	20.4	(126.1)	(103.4)
Interest, net of amounts capitalized	0.5	0.2	0.5	0.3	(408.6)	(383.2)
Royalty expense to affiliates	1.8	4.1	1.7	4.2	(7.3)	(4.7)
Other expense (income), net	0.9		(0.3)		(4,862.3)	2,461.0
Severance and retention expense		21.7	0.4	14.0	99.7	92.1
In-process research and development		6.5		3.9	100.0	100.0
Impairment of distribution assets held for sale		4.9		3.0	100.0	100.0
(Reversal of accrued divestiture expenses) Loss on divestiture	(0.1)	1.6		1.0	107.4	107.5

	109.3	139.2	109.2	128.2	(90.9)	(124.2)

Loss before income tax benefit	(9.3)	(39.2)	(9.2)	(28.2)	42.4	14.2
Income tax benefit	3.6	13.2	3.6	9.3	(33.3)	1.4

Net loss	(5.7)%	(26.0)%	(5.6)%	(18.9)%	47.0	21.9

Quarter ended June 26, 2004 Compared with the Quarter ended June 28, 2003

     Total net revenues increased $253,045,000, or 143 percent, to $429,841,000 for the second quarter of 2004 from $176,796,000 for the second quarter of 2003.

     Net sales of the Company’s branded products, including licensed and joint venture products (Company Brands) (including Net sales to affiliates), increased $193,423,000, or 119 percent, to $355,378,000 for the second quarter of 2004 from $161,955,000 for the second quarter of 2003. Company Brands represented 83 percent of Total net revenues in the second quarter of 2004 compared with 92 percent in the second quarter of 2003. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 29 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease during the period was primarily due to a one-time mix shift attributable to the addition of the DGIC premium products to the NICC superpremium and frozen snack products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 27,900,000 gallons, or 210 percent, to approximately 41,200,000 gallons as a result of the Dreyer’s Nestlé Transaction.

     The increase in net sales of Company Brands, which was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction, is not indicative of increases to be expected in the future.

     On July 26, 2004, the Company announced that DGIC had completed the acquisition of Silhouette. Net sales of Silhouette products, which are currently included as a component of Net sales of Partner Brands, totaled $22,501,000 for the second quarter of 2004. Effective July 26, 2004, net sales of Silhouette products will be classified as Net sales of Company Brands.

     Net sales of products manufactured and/or distributed for other companies (Partner Brands) increased $49,137,000, or 351 percent, to $63,142,000 for the second quarter of 2004 from $14,005,000 for the second quarter of 2003. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction. Net sales of Partner Brands represented 15 percent of Total net revenues in 2004 compared with eight percent in 2003. Average wholesale prices for Partner Brands increased approximately 29 percent, while unit sales of Partner Brands increased by 250 percent over the same period last year. These extraordinarily high increases were largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction.

     The increase in net sales of Partner Brands was primarily a result of the Dreyer’s Nestlé Transaction, and is not indicative of increases to be expected in the future. As noted above, after July 26, 2004, net sales of Silhouette products, which totaled $22,501,000 in the second quarter of 2004, will be classified as Net sales of Company Brands.

     Other revenues increased $10,485,000, or 1,254 percent, to $11,321,000 for the second quarter of 2004 from $836,000 for the second quarter of 2003. This increase is primarily attributable to $9,591,000 of revenues received following the July 5, 2003 (the Divestiture Closing Date) Divesture Transaction from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands), for manufacturing and distribution of the Divested Brands and $287,000 of reimbursements received from Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie) for the expense incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in certain states and territories (the Territories). The cost of providing these services is included in Cost of goods sold.

     Cost of goods sold increased $238,205,000, or 165 percent, to $382,801,000 for the second quarter of 2004 from $144,596,000 for the second quarter of 2003. The Company’s gross profit increased by $14,840,000, or 46 percent, to $47,040,000 from $32,200,000 representing a 10.9 percent gross margin for the second quarter of 2004 compared with an 18.2 percent gross margin for the second quarter of 2003 (gross profit is defined as Total net revenues less Cost of goods sold). The decrease in gross margin is primarily attributable to the Dreyer’s Nestlé Transaction which increased Cost of goods sold by a larger amount than the increase in Total net revenues. The increase in cost of goods sold was driven by the incremental sales volume of the DGIC product lines, incremental distribution expenses from the DGIC distribution system, a $20,800,000 increase in the cost of cream, and drayage expense of $10,130,000 paid to CoolBrands for the delivery of certain products. The increase in distribution expenses is more than offset by higher wholesale prices on Company-owned routes.

     The average of the monthly average prices per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.93 and $1.11 at the end of the second quarter of 2004 and 2003, respectively. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin.

     Selling, general and administrative expenses increased $40,983,000, or 126 percent, to $73,475,000 for the second quarter of 2004 from $32,492,000 for the second quarter of 2003. Selling, general and administrative expenses were 17.1 percent and 18.4 percent of Total net revenues in 2004 and 2003, respectively. The dollar increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business as a result of the Dreyer’s Nestlé Transaction, an increase in stock option compensation expense of $4,052,000, incremental depreciation expense of $1,834,000 resulting from a change in the estimated useful lives of NICC’s financial and distribution data processing systems, and an increase in professional fees and other expenses incurred to support integration and related activities of $1,115,000. The decrease in Selling, general and administrative expenses as a percentage of Total net revenues is primarily attributable to the Dreyer’s Nestlé Transaction which increased Total net revenues by a relatively larger amount than the increase in Selling, general and administrative expenses.

     Interest expense increased $1,749,000, or 409 percent, to $2,177,000 for the second quarter of 2004 from $428,000 for the second quarter of 2003, primarily due to higher average borrowings. In addition, due to the termination of the revolving line of credit facility on June 16, 2004, the Company wrote-off the remaining unamortized debt issuance costs totaling $706,000 in the second quarter of 2004.

     Royalty expense to affiliates increased $522,000, or seven percent, to $7,715,000 for the second quarter of 2004 from $7,193,000 for the second quarter of 2003, due to increased net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products.

     Other expense (income), net increased $3,744,000 to expense of $3,667,000 for the second quarter of 2004 from income of $(77,000) for the second quarter of 2003. The increased expense is primarily attributable to an increase in losses from butter trading activities to $4,100,000 for the second quarter of 2004 from $43,000 for the second quarter of 2003.

     Severance and retention expense decreased $38,191,000, to $133,000 for the second quarter of 2004 from $38,324,000 for the second quarter of 2003. The 2004 expense consists of severance benefit adjustments of $(485,000) and $618,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction. The 2003 expense consists of $27,778,000 of severance benefits, $8,322,000 of retention benefits and $2,224,000 relating to the forgiveness of employee loans.

     In-process research and development expense of $11,495,000 for the second quarter of 2003 related to the Company’s new products under development.

     The Impairment of the distribution assets held for sale in the first half of 2003, which were subsequently sold to Eskimo Pie (in the third quarter of 2003) in connection with the Divestiture Agreement, totaled $8,715,000. Of the $10,000,000 purchase price paid in connection with the Divestiture Agreement, $1,818,000 was allocated to the Purchased Assets. The $8,715,000 impairment resulted from adjusting the net book value of the Purchased Assets to the fair value of $1,818,000.

     In 2003, certain liabilities incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction were included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these divestiture expenses, approximately $2,893,000, was charged to expense in the second quarter of 2003. Reversal of accrued divestiture expenses of $213,000 in the second quarter of 2004 relates to the marketing expenses related to the Divested Brands that were estimated to be payable by the Company. Since actual divestiture expenses were less than estimated, the excess accrual was reversed.

     The Income tax benefit decreased by $7,782,000, or 33 percent, to $15,566,000 for the second quarter of 2004 from $23,348,000 for the second quarter of 2003. The effective tax benefit rate increased to 39.0 percent for the second quarter of 2004 from 33.7 percent for the second quarter of 2003. The effective tax benefit rate was lower during the second quarter of 2003 due to the fact that the first half of 2003 included In-process research and development expense of $11,495,000 which is not deductible for income tax purposes.

     Accretion of Class A callable puttable common stock increased by $62,778,000 to $64,019,000 for the second quarter of 2004 from $1,241,000 for the second quarter of 2003. The increase is attributable to the fact that there were 91 days of accretion in the second quarter of 2004 and only two days of accretion in the second quarter of 2003. The Class A callable puttable common stock is being accreted using the effective interest rate method to the put value of $83 at the December 1, 2005 Initial Put Date.

Half Year ended June 26, 2004 Compared with the Half Year ended June 28, 2003

     Total net revenues increased $476,131,000, or 163 percent, to $767,724,000 for the first half of 2004 from $291,593,000 for the first half of 2003.

     Net sales of Company Brands, including licensed and joint venture products (including Net sales to affiliates), increased $341,728,000, or 128 percent, to $608,825,000 for the first half of 2004 from $267,097,000 for the first half of 2003. Company Brands represented 79 percent of Total net revenues in the first half of 2004 compared with 92 percent in the first half of 2003. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 30 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease during the period was primarily due to a one-time mix shift attributable to the addition of the DGIC premium products to the NICC superpremium and frozen snack products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 48,800,000 gallons, or 224 percent, to approximately 70,600,000 gallons as a result of the Dreyer’s Nestlé Transaction.

     The increase in net sales of Company Brands, which was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction, is not indicative of increases to be expected in the future.

     As noted above, Net sales of Silhouette products, which are currently included as a component of Net sales of Partner Brands, totaled $45,584,000 for the first half of 2004. Effective July 26, 2004, net sales of Silhouette products will be classified as Net sales of Company Brands.

     Net sales of Partner Brands increased $112,999,000, or 497 percent, to $135,754,000 for the first half of 2004 from $22,755,000 for the first half of 2003. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction. Net sales of Partner Brands represented 18 percent of Total net revenues in 2004 compared with eight percent in 2003. Average wholesale prices for Partner Brands increased approximately 46 percent, while unit sales of Partner Brands increased by 308 percent over the same period last year. These extraordinarily high increases were largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction.

     The increase in net sales of Partner Brands was primarily a result of the Dreyer’s Nestlé Transaction and, is not indicative of increases to be expected in the future. As noted above, after July 26, 2004, net sales of Silhouette products, which totaled $45,584,000 in the second quarter of 2004, will be classified as Net sales of Company Brands.

     Other revenues increased $21,404,000, or 1,229 percent, to $23,145,000 for the first half of 2004 from $1,741,000 for the first half of 2003. This increase is primarily attributable to $20,209,000 of revenues received following the July 5, 2003 Divestiture Transition from Integrated Brands, a subsidiary of CoolBrands, for manufacturing and distribution of the Divested Brands and $670,000 of reimbursements received from Eskimo Pie for the expense incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories. The cost of providing these services is included in Cost of goods sold.

     Cost of goods sold increased $461,837,000, or 195 percent, to $699,144,000 for the first half of 2004 from $237,307,000 for the first half of 2003. The Company’s gross profit increased by $14,294,000, or 26 percent, to $68,580,000 from $54,286,000, representing an 8.9 percent gross margin for the first half of 2004 compared with an 18.6 percent gross margin for the first half of 2003 (gross profit is defined as Total net revenues less Cost of goods sold). The decrease in gross margin is primarily attributable to the Dreyer’s Nestlé Transaction which increased Cost of goods sold by a larger amount than the increase in Total net revenues. The increase in cost of goods sold was driven by the incremental sales volume of the DGIC product lines, incremental distribution expenses from the DGIC distribution system, a $27,800,000 increase in the cost of cream, drayage expense of $16,443,000 paid to Integrated Brands for the delivery of certain products, and an increase in depreciation expense of $1,500,000 resulting from a change in the estimated useful lives of freezers. The increase in distribution expenses is more than offset by higher wholesale prices on Company-owned routes.

     The average of the monthly average prices per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.93 and $1.11 at the end of the first half of 2004 and 2003, respectively. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin.

     Selling, general and administrative expenses increased $61,924,000, or 103 percent, to $121,840,000 for the first half of 2004 from $59,916,000 for the first half of 2003. Selling, general and administrative expenses were 15.9 percent and 20.5 percent of Total net revenues in 2004 and 2003, respectively. The dollar increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business as a result of the Dreyer’s Nestlé Transaction, an increase in stock option compensation expense of $8,566,000, incremental depreciation expense of $2,953,000 resulting from a change in the estimated useful lives of NICC’s financial and distribution data processing systems, and an increase in professional fees and other fees and expenses incurred to support integration and related activities of $1,964,000. These increases were partially offset by a $2,312,000 reduction in the fiscal 2003 year-end estimated bonus accrual. The decrease in Selling, general and administrative expenses as a percentage of Total net revenues is primarily attributable to the Dreyer’s Nestlé Transaction which increased Total net revenues by a relatively larger amount than the increase in Selling, general and administrative expenses.

     Interest expense increased $2,905,000, or 383 percent, to $3,663,000 for the first half of 2004 from $758,000 for the first half of 2003, primarily due to higher average borrowings. In addition, due to the termination of the revolving line of credit facility on June 16, 2004, the Company wrote-off the remaining unamortized debt issuance costs totaling $706,000 in the second quarter of 2004.

     Royalty expense to affiliates increased $566,000, or five percent, to $12,698,000 for the first half of 2004 from $12,132,000 for the first half of 2003, due to increased net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products.

     Other income, net increased $1,895,000 to income of $(1,972,000) for the first half of 2004 from income of $(77,000) for the first half 2003. The increase in Other income, net is primarily attributable to an increase in gains from butter trading activities of $(1,017,000) and an increase in earnings from joint ventures of $(1,017,000).

     Severance and retention expense decreased $37,594,000, or 92 percent, to $3,230,000 for the first half of 2004 from $40,824,000 for the first half of 2003. The 2004 expense consists of $1,646,000 of severance benefits and $1,584,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction. The 2003 expense consists of $29,961,000 of severance benefits, $8,322,000 of retention benefits and $2,541,000 relating to the forgiveness of employee loans.

     In-process research and development expense of $11,495,000 for the first half of 2003 related to the Company’s new products under development.

     The Impairment of the distribution assets held for sale in the first half of 2003, which were subsequently sold to Eskimo Pie (in the third quarter of 2003) in connection with the Divestiture Agreement, totaled $8,715,000. Of the $10,000,000 purchase price paid in connection with the Divestiture Agreement, $1,818,000 was allocated to the Purchased Assets. The $8,715,000 impairment resulted from adjusting the net book value of the Purchased Assets to the fair value of $1,818,000.

     In 2003, certain liabilities incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction were included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these divestiture expenses, approximately $2,893,000, was charged to expense in the second quarter of 2003. Reversal of accrued divestiture expenses of $216,000 in the first half of 2004 primarily relates to the marketing expenses related to the Divested Brands that were estimated to be payable by the Company. Actual divestiture expenses were less than estimated, so the excess accrual was reversed.

     The Income tax benefit increased by $377,000, or one percent, to $27,559,000 for the first half of 2004 from $27,182,000 for the first half of 2003. While the Loss before income tax benefit decreased by $11,707,000, or 14 percent, to $(70,663,000) for the first half of 2004 from $(82,370,000) for the first half of 2003, the income tax benefit remained relatively flat compared to the first half of 2003 due to an increase in the effective tax benefit rate to 39.0 percent for the first half of 2004 from 33.0 percent for the first half 2003. The effective tax benefit rate was lower during the first half of 2003 due to the fact that the first half of 2003 included In-process research and development expense of $11,495,000 which is not deductible for income tax purposes.

     Accretion of Class A callable puttable common stock increased by $124,381,000 to $125,622,000 for the first half of 2004 from $1,241,000 for the first half of 2003. The increase is attributable to the fact that there were 182 days of accretion in the first half of 2004 and only two days of accretion in the first half of 2003. The Class A callable puttable common stock is being accreted using the effective interest rate method to the put value of $83 at the December 1, 2005 Initial Put Date.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company implemented FIN 46 in the second quarter of 2003. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at June 26, 2004.

Financial Condition

Liquidity and Capital Resources

     The Company’s primary cash needs are to fund working capital requirements, to fund capital expenditures, finance acquisitions of distributors, and to distribute dividends to stockholders. Working capital increased by $56,729,000 over the first half of 2004. Trade accounts receivable and Other accounts receivable, Inventories, and Prepaid expenses and other, increased over the fiscal 2003 year-end primarily due to a seasonal increase in Net sales and the inventory build as the Company approaches the summer season. Accrued payroll and employee benefits decreased over 2003 primarily due to the 2004 payments related to fiscal 2003 year-end bonuses and related benefits of $14,482,000 and payments related to severance and retention benefits. Income taxes refundable decreased by $5,855,000 due to the receipt of a 2002 Federal income tax refund.

     During the first half of 2004 and 2003, the Company paid $9,436,000 and $2,302,000, respectively, in severance and retention benefits. The Company expects to pay the accrued severance and retention expenses of $6,646,000 during the remainder of 2004. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $7,948,000. The majority of this amount is expected to be paid during the remainder of 2004.

     The Company made capital expenditures of $43,381,000 and $3,741,000 in the first half 2004 and 2003, respectively. The Company plans to make capital expenditures of approximately $155,000,000 during the remainder of 2004. In the first half of 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site which is undergoing an expansion which will increase the facility’s size and its capacity. In addition, the Company is significantly expanding the Company’s East Coast production facility to enable manufacturing to be close to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities (See “Recent Acquisitions” below.).

     During the first half of 2004, cash dividends paid totaled $11,305,000 resulting from a dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At June 26, 2004, the Company had 94,530,139 shares of common stock outstanding (consisting of 29,965,824 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and 1,787,963 options outstanding. In the event that all options outstanding at June 26, 2004 were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would total approximately $23,116,000 per year.

     Cash proceeds from stock option exercises totaled $9,515,000 and $15,000 in the first half of 2004 and 2003, respectively. During the first half of 2004, 516,623 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $19.93. At June 26, 2004, 1,145,598 vested options and 642,365 unvested options were outstanding. The Company expects that most of the remaining vested stock options will be exercised during the second half of 2004 and during 2005. The unvested stock options outstanding at June 26, 2004 that will vest during the second half of 2004, fiscal 2005 and fiscal 2006 total 36,072, 285,110 and 321,183, respectively.

     The Company utilizes the following two long-term debt facilities as a primary source of liquidity:

(1)	Nestlé S.A. Credit Facility

     On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility to allow the facility’s term to be extended at the option of the Company to December 31, 2005. On March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on the year-end and the half-year financial results. On May 28, 2004, the Company and Nestlé S.A. amended the events of default under this facility.

     During the second quarter of 2004, the Company exercised its option to extend the term of the current facility from its initial expiration date of June 26, 2004 for an additional twelve-month term expiring on June 26, 2005.

     At June 26, 2004, the Company’s borrowings on this facility were $255,000,000 bearing interest at 1.90 percent. At December 27, 2003, the Company’s borrowings on this facility were $125,000,000 bearing interest at 2.37 percent. Net proceeds from the Nestlé S.A. credit facility were $130,000,000 and $100,000,000 during the first half of 2004 and the first half of 2003, respectively.

     Interest expense under this facility totaled $861,000 and $13,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. Interest expense under this facility totaled $1,764,000 and $13,000 for the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

(1a) Nestlé Capital Corporation Sub-Facility

     On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an amendment to the $400,000,000 long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding increase or decrease in the total borrowings available under the $400,000,000 Nestlé S.A bridge loan facility.

     At June 26, 2004 the Company had $50,000,000 available under this facility and no advances outstanding.

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

     At June 26, 2004, the Company had $24,286,000 of remaining principal outstanding on these notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2005.

     Subsequent to the quarter ended June 26, 2004, and upon review of its financial results, the Company commenced negotiations with the noteholders to modify the terms of the 1996 Note Purchase Agreements (the Notes). The Company expects to complete such modification under terms that will maintain the long-term classification of the obligations under the Notes. The Company has received a wavier of certain debt covenants effective from the June 26, 2004 balance sheet date through August 31, 2004. Prior to the expiration of the waiver, the Company intends to replace the financial covenants under the 1996 Note Purchase Agreements with a guaranty by Nestlé S.A. The Company has sufficient borrowing capacity under the Nestlé S.A. credit facility to meet its obligations under the Notes.

     Nestlé USA, Inc. Demand Notes

     Net proceeds from the Nestlé USA, Inc. Demand Notes, included in the 2003 Consolidated Statement of Cash Flows totaled $73,142,000. On June 27, 2003, these demand notes were repaid.

Revolving Line of Credit

     On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Effective on June 16, 2004, the Company notified its revolving line of credit lenders to voluntarily terminate the $240,000,000 available line and the Company wrote off the remaining unamortized debt issuance costs totaling $706,000.

Dividends

     The Company declared a dividend for the second quarter of 2004 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on June 25, 2004.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of: (i) $.24 per common share on an annualized basis; or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board of Directors of the Company, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2003 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2004 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.

Standby Letters of Credit

     At June 26, 2004 and December 27, 2003, the Company was the account party for irrevocable standby letters of credit issued by Citibank, N.A. totaling $7,925,000. Of this total, $7,875,000, served as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims. During the second quarter of 2004, the Company opened an additional irrevocable standby letter of credit issued by Citibank, N.A. in the amount of $14,500,000 as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims previously collateralized by cash deposits. The Company pays fees on each of these standby letters of credit. Drawings under the standby letters of credit are subject to interest at various rates.

Fair Value of Financial Instruments

     At June 26, 2004, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

Funding Put/Call of Class A Callable Puttable Common Stock

     Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.

     If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,636,000,000, based on 29,965,824 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,787,963 shares of Class A puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

     The Company believes that the Nestlé S.A. credit facility and its contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call for the Class A callable puttable common stock, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Recent Acquisitions

     On July 26, 2004, DGIC acquired all of the capital stock of Silhouette. The Company expects to pay approximately $60,000,000 in connection with this acquisition. The Company performed the significant subsidiary test on its 2004 acquisitions and determined that they were not material.

     On August 2, 2004, NICC acquired all of the stock of a corporation which owns real property adjacent to the Company’s manufacturing plant in Laurel, Maryland (the Plant) for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the Plant. On August 4, 2004, NICC acquired another parcel of real property adjacent to the Plant. The total price paid for these purchases was approximately $12,000,000.

Related Party Transactions

     In addition to the Nestlé S.A. Credit Facility, the Nestlé Capital Corporation Facility, the Nestlé USA, Inc. Demand Notes, the Governance Agreement and the contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call discussed above, the following represent material related party transactions with Nestlé and its affiliates:

Inventory Purchases

     The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $5,760,000 and $3,629,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $8,266,000 and $5,864,000 for the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

Taxes Receivable Due from Affiliate

     In accordance with the Nestlé tax sharing policy, any intercompany taxes for NICC are to be settled by actual payment. The final reimbursement due from Nestlé S.A. for tax losses for the period from January 1, 2003 through June 26, 2003 is presented as Taxes receivable due from affiliate. Taxes receivable due from affiliate, included in the Consolidated Balance Sheet, totaled $12,236,000 at June 26, 2004 and December 27, 2003.

Net sales and Cost of goods sold to affiliates

     Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,489,000 and $981,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $2,624,000 and $1,804,000 for the first half of 2004 and 2003, respectively.

     Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,489,000 and $981,000 for the second quarter of 2004 and 2003, respectively. Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $2,624,000 and $1,804,000 for the first half of 2004 and 2003, respectively.

Transition Services Agreement

     On the Merger Closing Date, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. This agreement is similar to a transition services agreement which NICC had previously entered into with Nestlé USA – Prepared Foods Division, Inc. (Nestlé Prepared Foods). The services provided under this agreement may include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions.

     The Company recognized Selling, general and administrative expense of $19,000 and $532,000 in the quarters ended June 26, 2004 and June 28, 2003, respectively, primarily for information technology services provided for under the Transition Services Agreement. The Company recognized Selling, general and administrative expense of $274,000 and $958,000 in the half-year periods ended June 26, 2004 and June 28, 2003, respectively, for services provided for under the Transition Services Agreement.

Royalty Expense to Affiliates

     Royalty expense to affiliates, included in the Consolidated Statement of Operations, is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $7,715,000 and $7,193,000 in the quarters ended June 26, 2004 and June 28, 2003, respectively. Royalty expense to affiliates totaled $12,698,000 and $12,132,000 in the half-year periods ended June 26, 2004 and June 28, 2003, respectively.

Known Contractual Obligations

     Known contractual obligations and their related due dates at June 26, 2004 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Long-term debt(1)	$24,286	$2,143	$8,809	$6,667	$6,667	$—	$—
Interest payable(2)	6,615	2,100	1,927	1,476	834	278
Nestlé S.A. credit facility(3)	255,000		255,000
Operating leases	31,484	11,247	6,291	4,350	2,634	2,173	4,789
Purchase obligations(4)	152,805	145,090	7,528	174	10	3
Other long-term obligations(5)	2,635,600		2,635,600

Total	$3,105,790	$160,580	$2,915,155	$12,667	$10,145	$2,454	$4,789

     The Company does not have any capital lease obligations. The Company has guaranteed certain of the liabilities of The Häagen-Dazs Shoppe Company, Inc. (the franchisor) which DGIC acquired from The Pillsbury Company on February 17, 2004. The Company has guaranteed the obligations of the franchisor to furnish goods and services to certain franchisees in the State of Illinois.

(1)	Includes current-portion.

(2)	The Company’s future estimated interest payable of $6,615,000 under the Note Purchase Agreements is calculated using fixed interest rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment to the Note Purchase Agreements, the interest rates in effect on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants (discussed under “Financial Covenants” above).

(3)	The Company’s future estimated interest payable under the $350,000,000 Nestlé S.A. Credit Facility and under the $50,000,000 Nestlé Capital Corporation facility are a function of borrowing levels and interest rates which will vary in the future. Interest payments under these facilities are currently estimated to be approximately $7,827,000 for the next four quarters.

(4)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing the Company’s products.

(5)	The estimated aggregate put price, the only obligation included in the Company’s Other long-term obligations, is calculated by multiplying the total estimated Class A callable puttable shares of common stock times the $83.00 per share put price. At June 26, 2004, the estimated Class A callable puttable shares of common stock totaled 31,753,787 (consisting of 29,965,824 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,787,963 shares of Class A callable puttable common stock). For purposes of the above table, the Company has assumed that the put right will be exercised during the first put option period beginning in December 2005. If the Class A callable puttable common stockholders do not fully exercise their put rights in December 2005, a portion of this long-term obligation could be incurred in fiscal 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

Long-term Debt

     The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at June 26, 2004:

	Long-Term Debt	Interest Rates
	(In thousands)
Fixed Interest Rates(1):
Note Purchase Agreements	$24,286	8.06 - 8.34%
Variable Interest Rates:
Nestlé S.A. credit facility	255,000	1.90%

	$279,286

     If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $485,000. The Note Purchase Agreements have interest and principal payable semiannually through 2008. The Nestlé S.A. credit facility is due June 26, 2005, but this due date can be extended at the option of the Company to December 31, 2005.

(1)	On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements with various noteholders. On June 26, 2003, a third amendment to these Note Purchase Agreements became effective under which the Company was added as a party to the Note Purchase Agreements and became, along with NICC and Edy’s, a guarantor of the notes. The notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants (discussed under “Financial Covenants” above).

Investments

     The Company does not have short-term or long-term monetary investments.

Commodity Costs

     The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average of the monthly average prices per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter 2003 was $1.93 and $1.11 at the end of the second quarter of 2004 and 2003, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the butter price volatility of this market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

     Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other expense (income), net. During the quarters ended June 26, 2004, and June 28, 2003, losses from butter investments, included as a component of Other expense (income), net, totaled $4,100,000 and $43,000, respectively. During the half-year periods ended June 26, 2004 and June 28, 2003, (gains) losses from butter investments, included as a component of Other expense (income), net, totaled $(974,000) and $43,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures: The Company’s principal executive officer and principal financial officer have reviewed, as of the end of the period covered by this report, the Company’s “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934, Rules 13a-15 (e). Based upon this review, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Internal control over financial reporting: The Company is currently undergoing a comprehensive effort to ensure compliance with the new Regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company’s fiscal year ending December 25, 2004. This effort includes internal control documentation and review under the direction of senior management. As a result of these activities, during the quarter ended June 26, 2004, the Company has identified potential internal control improvements that may be considered future reportable conditions under standards established by the American Institute of Certified Public Accountants. Management is directing resources to address potential areas of concern.

In addition, as a result of the combination of the businesses of DGIC and NICC, the Company is continuing to implement consistent internal controls and procedures across the combined companies, although this process has not been completed. Other than the foregoing, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls and procedures or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the date of the evaluation referenced in paragraph (a) above.

Management also believes that its detailed monthly financial review and other oversight procedures are sufficient to ensure that the Company’s financial statements are accurately and fairly reported. The Company will continue to review and improve its internal controls over financial reporting as deemed appropriate with respect to the Company’s control structure around financial reporting required by the Exchange Act.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Company declared a dividend for the second quarter of 2004 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on June 25, 2004.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of; (i) $.24 per common share on an annualized basis; or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board of Directors of the Company (the Board), in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2003 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2004 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held in Oakland, California on May 19, 2004. A total of 22,398,154 shares (75 percent) of the outstanding Class A callable puttable shares of common stock (29,863,002 shares) and 64,564,315 shares (100.0 percent) of the Class B common shares were represented at the meeting. A total of 86,962,469 shares (92.1 percent) of the total outstanding shares of 94,427,317 for both classes of stock were represented at the meeting.

     The following matters were voted upon by the stockholders:

(a) Election of ten members to the Board of Directors

     The following persons, who were the only nominees, were elected as directors and will hold office until the 2005 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and received the following number of votes:

	Class A Votes		Class B Votes
Nominee	For	Withheld	For
Jan L. Booth	21,802,851	595,303	64,564,315
Peter Brabeck-Letmathe	21,791,391	606,763	64,564,315
William F. Cronk, III	21,805,319	592,835	64,564,315
Tahira Hassan	21,803,241	594,913	64,564,315
John W. Larson	22,189,629	208,525	64,564,315
Carlos E. Represas	21,798,419	599,735	64,564,315
T. Gary Rogers	21,958,661	439,493	64,564,315
Jorge M. Sadurni	21,804,841	593,313	64,564,315
Timothy P. Smucker	22,181,044	217,110	64,564,315
Joseph Weller	21,796,722	601,432	64,564,315

No Class B votes were withheld. On May 28, 2004, Jorge M. Sadurni tendered his resignation as a member of the Board. In accordance with the terms of the Governance Agreement, Nestlé nominated Jean-Marie Gurné to replace him. The Board appointed Mr. Gurné to the Board on May 28, 2004.

(b)	Approval of the Dreyer’s Grand Ice Cream Holdings, Inc. 2004 Long-Term Incentive Plan:

	Class A Votes	Class B Votes
For	21,289,225	64,564,315
Against	1,052,073	—
Abstain	56,856	—

and

(c)	Approval of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the 2004 fiscal year and thereafter until its successor is appointed:

	Class A Votes	Class B Votes
For	22,112,237	64,564,315
Against	241,737	—
Abstain	44,180	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed herewith:

Exhibit
Number	Description
10.49	Demand Loan Facility dated May 24, 2004, by and between Nestlé Capital Corporation and Dreyer’s Grand Ice Cream Holdings, Inc. for up to USD 50 million, with Assignment by Nestlé S.A. to Nestlé Capital Corporation of a portion of its rights and obligations under the USD 400 million Bridge Loan Facility dated June 11, 2003, as amended.
10.50	Amendment to Letter Amendment to Nestlé S.A. Credit Facility dated May 28, 2004, to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million.
10.51	Form of Letter dated June 10, 2004, effective June 16, 2004 among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent.
10.52	Amendment dated June 25, 2004 to Letter Amendment dated February 11, 2004, effective June 26, 2004 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     A Current Report on Form 8-K was filed on May 10, 2004 reporting that, on May 7, 2004, the Company issued a press release to announce its results of operations for the first quarter of 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
Dated: August 5, 2004	By:	/s/ Alberto E. Romaneschi
Alberto E. Romaneschi
Executive Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit
Number	Description
10.49	Demand Loan Facility dated May 24, 2004, by and between Nestlé Capital Corporation and Dreyer’s Grand Ice Cream Holdings, Inc. for up to USD 50 million, with Assignment by Nestlé S.A. to Nestlé Capital Corporation of a portion of its rights and obligations under the USD 400 million Bridge Loan Facility dated June 11, 2003, as amended.
10.50	Amendment to Letter Amendment to Nestlé S.A. Credit Facility dated May 28, 2004, to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million.
10.51	Form of Letter dated June 10, 2004, effective June 16, 2004 among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent.
10.52	Amendment dated June 25, 2004 to Letter Amendment dated February 11, 2004, effective June 26, 2004 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.