Form 10-Q
period 2004-09-25
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2004-11-04
CIK 1189712

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at November 1, 2004
Class A callable puttable common stock, $.01 par value	30,315,147
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET

	Sept. 25, 2004	Dec. 27, 2003
($ in thousands, except per share amounts)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,463	$1,623
Trade accounts receivable, net of allowance for doubtful accounts of $6,551 in 2004 and $5,668 in 2003	146,390	110,381
Other accounts receivable	9,260	11,580
Inventories	164,735	148,426
Prepaid expenses and other	25,927	37,723
Income taxes refundable	14,411	18,283
Taxes receivable due from affiliate		12,236
Deferred income taxes	17,265	17,265

Total current assets	388,451	357,517
Property, plant and equipment, net	430,474	392,613
Other assets	16,225	20,735
Other intangibles, net	437,982	389,133
Goodwill	1,926,872	1,931,425

Total assets	$3,200,004	$3,091,423

Liabilities, Class A Callable Puttable Common Stock, and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$149,346	$130,360
Accrued payroll and employee benefits	54,827	59,359
Current portion of long-term debt	2,143	2,143

Total current liabilities	206,316	191,862
Nestlé S.A. credit facility	310,000	125,000
Long-term debt, less current portion	22,143	24,286
Long-term stock option liability	85,671	135,121
Other long-term obligations	23,515	18,207
Deferred income taxes	37,816	81,065

Total liabilities	685,461	575,541

Commitments and contingencies
Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value - 31,830,332 shares authorized; 30,274,423 and 29,449,201 issued and outstanding in 2004 and 2003, respectively	303	294
Class A capital in excess of par	2,164,869	1,904,124
Notes receivable from Class A callable puttable common stockholders	(620)	(1,104)

Total Class A callable puttable common stock	2,164,552	1,903,314

Stockholders’ Equity:
Class B common stock, $.01 par value - 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2004 and 2003	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(612,587)	(350,010)

Total stockholders’ equity	349,991	612,568

Total liabilities, Class A callable puttable common stock, and stockholders’ equity	$3,200,004	$3,091,423

      See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
($ in thousands, except per share amounts)
Revenues:
Net sales to external customers	$462,871	$491,528	$1,204,826	$779,576
Net sales to affiliates	1,360	1,078	3,984	2,882

Net sales	464,231	492,606	1,208,810	782,458
Other revenues	9,446	22,287	32,591	24,028

Total net revenues	473,677	514,893	1,241,401	806,486

Costs and expenses:
Cost of goods sold to external customers	415,003	432,460	1,111,523	667,963
Cost of goods sold to affiliates	1,360	1,078	3,984	2,882

Cost of goods sold	416,363	433,538	1,115,507	670,845
Selling, general and administrative expense	62,258	81,369	184,098	141,285
Interest, net of amounts capitalized	1,744	1,880	5,407	2,638
Royalty expense to affiliates	8,931	6,553	21,629	18,685
Other expense, net	2,196	531	224	454
Severance and retention expense	(637)	5,081	2,593	45,905
In-process research and development				11,495
Loss on divestiture (Reversal of accrued divestiture expenses)		323	(216)	11,931

	490,855	529,275	1,329,242	903,238

Loss before income tax benefit	(17,178)	(14,382)	(87,841)	(96,752)
Income tax benefit	6,699	4,746	34,258	31,928

Net loss	(10,479)	(9,636)	(53,583)	(64,824)
Accretion of Class A callable puttable common stock	(66,345)	(55,329)	(191,967)	(56,570)

Net loss available to Class A callable puttable and Class B common stockholders	$(76,824)	$(64,965)	$(245,550)	$(121,394)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.81)	$(.71)	$(2.60)	$(1.65)

Diluted	$(.81)	$(.71)	$(2.60)	$(1.65)

Dividends declared per share of common stock:
Class A callable puttable	$.06	$.06	$.18	$.12

Class B	$.06	$.06	$.18	$.12

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B Common Stock
					Investment	Accumulated
			Capital in	Accumulated	From	Net Loss to
	Shares	Par Value	Excess of Par	Deficit	Member	Member	Total
(In thousands)
Balances at December 31, 2002	—	$—	$—	$—	$750,252	$(141,587)	$608,665
Net loss				(64,824)			(64,824)
Capital contributions — acquisition costs paid by Nestlé affiliate					17,145		17,145
Reclassification of investment from member to Class B capital in excess of par			767,397		(767,397)		—
Reclassification of accumulated net loss to member to accumulated deficit				(141,587)		141,587	—
Conversion of shares of DGIC common stock held by Nestlé	9,563	96	200,544				200,640
Issuance of Class B shares of common stock in connection with the Dreyer’s Nestlé Transaction	55,001	550					550
Accretion of Class A callable puttable common stock				(56,570)			(56,570)
Class A callable puttable and Class B common stock dividends declared				(11,003)			(11,003)

Balances at September 27, 2003	64,564	$646	$967,941	$(273,984)	$—	$—	$694,603

Balances at December 27, 2003	64,564	$646	$961,932	$(350,010)	$—	$—	$612,568
Net loss				(53,583)			(53,583)
Accretion of Class A callable puttable common stock				(191,967)			(191,967)
Class A callable puttable and Class B common stock dividends declared				(17,027)			(17,027)

Balances at September 25, 2004	64,564	$646	$961,932	$(612,587)	$—	$—	$349,991

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In thousands)	Sept. 25, 2004	Sept. 27, 2003
Cash flows from operating activities:
Net loss	$(53,583)	$(64,824)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	55,948	33,580
In-process research and development		11,495
(Reversal of) accrued divestiture expenses	(216)	11,931
Provision for losses on accounts receivable, net	883	734
Provision for severance and retention expense	2,593	28,567
Stock option compensation expense	13,047	9,964
Benefit for deferred income taxes	(30,404)	(12,167)
Provision for retail freezer retirements		6,748
Accretion of long-term stock option liability	1,969	982
Other noncash charges	1,199
Changes in assets and liabilities:
Trade accounts receivable and other accounts receivable	(31,401)	21,140
Inventories	(15,997)	23,247
Prepaid expenses and other	8,706	4,051
Income taxes refundable	5,112	(14,334)
Taxes receivable due from affiliate	12,236	(5,731)
Accounts payable and accrued liabilities	11,727	(36,471)
Accrued payroll and employee benefits	(7,332)	7,602
Other long-term obligations	5,308	705

	(20,205)	27,219

Cash flows from investing activities:
Additions to property, plant and equipment	(91,039)	(13,515)
Retirements of property, plant and equipment	1,507	3,513
Payment for acquired businesses, net of cash acquired	(59,007)
Cash acquired in acquisition of DGIC		597
(Increase) decrease in other assets	(5,896)	2,944

	(154,435)	(6,461)

Cash flows from financing activities:
Proceeds from Nestlé S.A. credit facility	185,000	145,000
Repayments under long-term line of credit		(139,000)
Repayments of other long-term debt	(2,143)
Repayments of Nestlé USA, Inc. demand notes, net		(73,142)
Proceeds from repayments of notes receivable from Class A callable puttable common stockholders	484	758
Proceeds from stock option exercises	17,118	52,541
Proceeds from repayments of employee loans		543
Cash dividends paid	(16,979)	(5,406)

	183,480	(18,706)

Increase in cash and cash equivalents	8,840	2,052
Cash and cash equivalents, beginning of period	1,623	2,435

Cash and cash equivalents, end of period	$10,463	$4,487

Supplemental cash flow information:
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized)	$3,156	$1,611

Income (tax refunds received) taxes paid, net	$(5,083)	$303

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

Financial Statement Form and Content

     The Consolidated Financial Statements for the quarter and three quarters ended September 25, 2004 and September 27, 2003 have not been audited by an independent registered public accounting firm, but include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 2003, appearing in the Company’s 2003 Annual Report on Form 10-K.

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

The Divestiture Transaction

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruit™ Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of Integrated Brands. On July 5, 2003 (the

Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) (Note 7 and Note 10) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and Purchased Assets.

     On July 9, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order issued by the FTC on November 12, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order) authorizing the Divestiture Transaction, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products.

     On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit™ name for DGIC’s line of fruit bars.

The Häagen-Dazs Shoppe Company

     On February 17, 2004, the Company acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company) from The Pillsbury Company (Pillsbury). The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of September 25, 2004, there were approximately 234 franchised Häagen-Dazs parlors in the United States. The Company performed the significant subsidiary test on this acquisition and determined it was not material.

Silhouette Brands, Inc.

     On July 26, 2004, the Company acquired Silhouette Brands, Inc. (Silhouette) for a purchase price of approximately $63,000,000. The purchase price consisted of approximately $58,000,000 in cash paid for the capital stock of Silhouette plus $4,752,000 of Other intangibles, net acquired in the Dreyer’s Nestlé Transaction (Note 6). Silhouette sells low fat and low carb ice cream snacks under its distinctive brands, Skinny Cow® and Skinny Carb®. The Company performed the significant subsidiary test on this acquisition and determined it was not material.

Laurel Maryland Land Acquisitions

     On August 2, 2004, the Company acquired all of the stock of a corporation which owns real property adjacent to the Company’s manufacturing plant in Laurel, Maryland (the Plant) for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the Plant. On August 4, and October 18, 2004, the Company acquired additional pieces of real property adjacent to the Plant. The total price paid for these purchases was approximately $13,000,000.

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

     The Consolidated Financial Statements for the quarter ended September 25, 2004 include the results of operations of DGIC and NICC for the period from June 27, 2004 to September 25, 2004 (91 days). The Consolidated Financial Statements for the quarter ended September 27, 2003 include the results of operations of DGIC and NICC for the period from June 29, 2003 to September 27, 2003 (91 days).

     The Consolidated Financial Statements for the three quarters ended September 25, 2004 include the results of operations of DGIC and NICC for the entire period from December 28, 2003 to September 25, 2004 (273 days). The Consolidated Financial Statements for the three quarters ended September 27, 2003 include the results of operations of DGIC for the period following the Merger Closing Date to September 27, 2003 (93 days), and of NICC for the period from January 1, 2003 to September 27, 2003 (270 days).

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at September 25, 2004.

Note 3. Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 25, 2004 and December 27, 2003 consisted of the following:

	Sept. 25, 2004	Dec. 27, 2003
	(In thousands)
Raw materials	$20,520	$18,752
Finished goods	144,215	129,674

	$164,735	$148,426

     Inventories on consignment with retailers and distributors included in the above balances at September 25, 2004 and December 27, 2003 totaled $12,711,000 and $10,674,000, respectively.

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

     Investments in butter, included in Prepaid expenses and other in the Consolidated Balance Sheet, had a market value totaling $1,222,000 and $6,277,000 at September 25, 2004 and December 27, 2003, respectively. During the quarters ended September 25, 2004 and September 27, 2003, losses from butter investments, included as a component of Other expense, net, totaled $2,403,000 and $789,000, respectively. During the three quarters ended September 25, 2004 and September 27, 2003, losses from butter investments, included as a component of Other expense, net, totaled $1,429,000 and $832,000, respectively.

Note 5. Deferred Compensation Plan

     In April 2004, the Company implemented an unfunded, non-qualified deferred compensation plan (the Plan). The Plan allows a select group of management, as determined by the Deferred Compensation Plan Committee, to defer payment of a portion of their compensation. The deferred compensation will later be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the Plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation, included in Other assets, was $2,791,000 at September 25, 2004. The liability for the deferred compensation, included in Other long-term obligations, was $3,006,000 at September 25, 2004. For the quarter and three quarters ended September 25, 2004, participant contributions totaled $1,095,000 and $3,001,000, respectively. The difference between the cumulative participant contributions and the deferred compensation represents the change in market value during the three quarters ended September 25, 2004.

Note 6. Other Intangibles, Net

     The gross carrying amount and related accumulated amortization of other intangibles at September 25, 2004 and December 27, 2003 consisted of the following:

		Sept. 25, 2004			Dec. 27, 2003
			Accum.			Accum.
	Lives	Gross	Amort.	Net	Gross	Amort.	Net
		(In thousands)
Definite-lived other intangibles
Distribution rights	0.5 year	$—	$—	$—	$292	$292	$—
Joint venture agreement	0.5 year				218	218	—
Foreign trademark	0.8 year	66	66	—	66	44	22
Whole Fruit Bar brand	1.0 year	1,819	1,819	—	1,819	919	900
Covenants not to compete	4.3 years	289	85	204	289	34	255
License agreement	6 years	7,000	201	6,799
Distribution agreement (1)	8.2 years				3,783	239	3,544
Call option agreement (1)	8.3 years				1,674	106	1,568
Flavor formulations	10 years	4,365	546	3,819	4,365	221	4,144
Technology agreement	10 years	5,000	86	4,914
Customer relationships – foodservice	14 years	800	71	729	800	30	770
Customer relationships – non-grocery	27 years	6,901	320	6,581	6,901	129	6,772
Customer relationships – grocery	29 years	44,653	1,927	42,726	44,653	778	43,875
Independent distributors	29 years	2,547	110	2,437	2,547	44	2,503
Favorable leasehold arrangements	84.6 years	728	11	717	728	4	724

		74,168	5,242	68,926	68,135	3,058	65,077

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453	134,453		134,453
Edy’s(2) brand name	Indefinite	176,507		176,507	176,507		176,507
Silhouette trade names	Indefinite	45,000		45,000
Base formulations/brand processes	Indefinite	13,096		13,096	13,096		13,096

		369,056		369,056	324,056		324,056

Total other intangibles		$443,224	$5,242	$437,982	$392,191	$3,058	$389,133

     Amortization expense of other intangibles for the quarters ended September 25, 2004 and September 27, 2003 was $983,000 and $1,542,000, respectively. Amortization expense of other intangibles for the three quarters ended September 25, 2004 and September 27, 2003 was $3,399,000 and $2,067,000, respectively.

     Future estimated amortization expense for the last quarter of 2004 and for the four fiscal periods ending on the last Saturday of December 2005 through 2008 and thereafter are as follows:

(In thousands)
Year ending:
2004	$1,027
2005	4,176
2006	4,116
2007	4,088
2008	4,038
Thereafter	51,481

$68,926

(1)	The Distribution agreement and Call option agreement relate to Silhouette and were acquired in the Dreyer’s Nestlé Transaction. These intangibles were included in the purchase price of the Silhouette acquisition that closed on July 26, 2004 and are now recorded in Goodwill.

(2)	Edy’s Grand Ice Cream, a wholly-owned subsidiary of DGIC (Edy’s).

Note 7. Goodwill

     The changes in the carrying amount of Goodwill for the three quarters ended September 25, 2004 consisted of the following:

(In thousands)
Balance at December 27, 2003	$1,931,425
Income tax benefit from exercise of stock options(1)	(12,845)
Goodwill acquired during year	8,654
Adjustment of acquisition price	(362)

Balance at September 25, 2004	$1,926,872

(1)	During the three quarters ended September 25, 2004, the Company recorded a debit to Long-term Deferred Income Taxes and a noncash credit to Goodwill of $12,845,000 related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Pro Forma Disclosures

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the quarter and three quarters ended September 27, 2003. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore, is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions.

	Quarter Ended	Three Quarters Ended
	Sept. 27, 2003	Sept. 27, 2003
	(In thousands, except per share amounts)
Pro forma total net revenues	$513,465	$1,377,848

Pro forma net loss(1)	$(9,477)	$(89,308)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(64,806)	$(266,621)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(.71)	$(2.96)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of Class A callable puttable common stock (Note 11) increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Note 8. Long-term debt

     The Company utilizes the following long-term debt facilities as a primary source of liquidity:

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

     During the second quarter of 2004, the Company exercised its option to extend the current facility from its initial expiration date of June 26, 2004 for an additional twelve-month term expiring on June 26, 2005.

     At September 25, 2004, the Company’s borrowings on this facility were $310,000,000 bearing interest at 1.90 percent. At December 27, 2003, the Company’s borrowings under this facility were $125,000,000 bearing interest at 2.37 percent. Net proceeds from the Nestlé S.A. credit facility were $185,000,000 and $145,000,000 during the three quarters ended September 25, 2004 and September 27, 2003, respectively.

     Interest expense under this facility totaled $1,374,000 and $900,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Interest expense under this facility totaled $3,138,000 and $900,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

(1a) Nestlé Capital Corporation Sub-Facility

     On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an amendment to the $400,000,000 long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding decrease or increase in the total borrowings available under the $400,000,000 Nestlé S.A bridge loan facility.

     At September 25, 2004 the Company had $50,000,000 available under this facility. No advances are currently outstanding.

(2) Note Purchase Agreements

     On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements (the Notes) with various noteholders. On June 26, 2003, a third amendment to these Notes became effective under which the Company was added as a party to the Notes and became, along with NICC and Edy’s, a guarantor of the Notes. The Notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

     On September 5, 2003, a fourth amendment to the Notes became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

     At September 25, 2004, the Company had $24,286,000 of remaining principal outstanding on these Notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2005.

     Subsequent to the quarter ended June 26, 2004, and upon review of its financial results, the Company commenced negotiations with the noteholders to modify the terms of the Notes. The Company received a waiver of certain debt covenants effective June 26, 2004 through August 31, 2004. Effective August 27, 2004 the waiver was extended through September 30, 2004. On September 30, 2004, subsequent to the quarter ended September 25, 2004, the Company repaid the obligations of the Notes in full with available funds. The repayment of $27,780,000 included principal of $24,286,000, make-whole interest of $2,828,000, and accrued interest of $666,000. The make-whole interest represented the present value of the remaining interest payments which would have been paid over the original term of the debt. In addition, the Company expensed the remaining unamortized debt issuance costs of $210,000.

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

Risk-free interest rate	1.66%
Dividend yield	0.30%
Expected volatility(1)	23.8%
Expected life (years)	2.89
Weighted-average expected term (years)	2.82

(1)	As a result of the unique features of these securities, such as the existence of the put and call feature and the short-term nature of the security, expected volatility was estimated to be significantly less than the historical volatility of DGIC’s common stock, which has ranged between 30 and 45 percent.

     The activity in the long-term stock option liability for 2004 consisted of the following:

			Fair Value of
	Fair Value at	Fair Value of	Newly	Accretion of	Fair Value at
	Dec. 27,	Stock Option	Vested Stock	Stock	Sept. 25,
	2003	Exercises	Options	Options	2004
			(In thousands)
Vested stock options	$83,793	$(51,419)	$16,479	$1,478	$50,331
Unvested stock options	51,328		(16,479)	491	35,340

	$135,121	$(51,419)	$—	$1,969	$85,671

     The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model is $60.69. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding is $23.30. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock. The fair value of stock options exercised was $51,419,000 for the three quarters ended September 25, 2004.

     The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model is $54.03. The weighted-average exercise price per unvested option share is $25.44. The fair value of the unvested stock options that vested in the three quarters ended September 25, 2004 was $16,479,000.

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

     Accretion of vested and unvested options, included in the Consolidated Statement of Operations, for the quarter and three quarters ended September 25, 2004 and September 27, 2003, consisted of the following:

	Quarter Ended		Three Quarters Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
	(In thousands)
Accretion of vested options	$703	$744	$1,478	$787
Accretion of unvested options	126	191	491	195

Increase in fair value	$829	$935	$1,969	$982

     Pursuant to FIN 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense, included in Selling, general and administrative expenses in the Consolidated Statement of Operations, was $4,266,000 and $9,750,000 for the quarter ended September 25, 2004 and September 27, 2003, respectively. Stock option compensation expense, included in Selling, general and administrative expenses in the Consolidated Statement of Operations, was $12,797,000 and $9,964,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively. The short-term portion of unearned compensation, included in Prepaid expenses and other in the Consolidated Balance Sheet, totaled $13,693,000 and $16,788,000 at September 25, 2004 and December 27, 2003, respectively. The long-term portion of unearned compensation, included in Other assets, in the Consolidated Balance Sheet totaled $6,830,000 and $16,532,000 at September 25, 2004 and December 27, 2003, respectively.

Note 10. Commitments and Contingencies

Purchase Commitments

     The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. Future minimum purchase obligations for the next five years and thereafter at September 25, 2004 total approximately $167,880,000.

Guarantees

     The Company has guaranteed certain of the liabilities of The Shoppe Company (the franchisor) which DGIC acquired from Pillsbury on February 17, 2004. The Company has guaranteed the obligations of the franchisor to furnish goods and services to certain franchises in the State of Illinois.

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

     On July 9, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products.

     On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit™ name for DGIC’s line of fruit bars.

     Under the Decision and Order, Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Decision and Order, the B&J Agreement was terminated effective December 31, 2003. The Decision and Order also provided for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars at December 31, 2003. Pursuant to the Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.

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

     The following table summarizes the 2004 activity for the Class A callable puttable common stock in the Consolidated Balance Sheet:

			Capital in	Notes
	Shares	Par Value	Excess of Par	Receivable	Total
			(In thousands)
Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314
Stock option exercises	832	9	51,868		51,877
Shares surrendered	(7)		(458)		(458)
Cash received for stock option exercises			17,118		17,118
Accretion of Class A callable puttable common stock			191,967		191,967
Stock compensation expense			250		250
Repayments of notes receivable from Class A callable puttable common stockholders				484	484

Balances at September 25, 2004	30,274	$303	$2,164,869	$(620)	$2,164,552

     The Class A callable puttable common stock is being accreted using the effective interest rate method from the value at the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date. Accretion of Class A callable puttable common stock for the quarters ended September 25, 2004 and September 27, 2003 totaled $66,345,000 and $55,329,000, respectively. Accretion of Class A callable puttable common stock for the three quarters ended September 25, 2004 and September 27, 2003 totaled $191,967,000 and $56,570,000, respectively.

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

     In the fourth quarter of 2003, when the affected employees were notified of their termination, the Company estimated that severance and related costs for the closure would total approximately $5,754,000. Of this total,

$4,187,000, representing the 72.8 percent Non-Nestlé Ownership, was recorded as a component of the purchase price of DGIC resulting in a corresponding increase to Goodwill during 2003. The remaining $1,567,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense during 2003. Through September 25, 2004, the Company eliminated positions for 139 manufacturing employees who were covered under collective bargaining agreements with Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39, and for 18 nonunion employees in the research and development department. Through September 25, 2004, 153 of the 157 employees had been paid severance. During the quarter and three quarters ended September 25, 2004, the Company adjusted severance and related benefits by $(209,000) and $(134,000), respectively. The majority of the remaining liability of $1,635,000 is expected to be paid during the remainder of 2004.

     There was no severance and retention expense related to the Integration Plan in the three quarters ended September 27, 2003.

NICC Severance and Retention Plan

     Prior to the closing of the Dreyer’s Nestlé Transaction, NICC adopted a severance and retention plan for employees of NICC (NICC Severance and Retention Plan). The purpose of this plan was to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. During the quarters ended September 25, 2004 and September 27, 2003, the Company adjusted severance and retention benefits by $(428,000) and expensed $5,081,000 of severance and retention benefits, respectively. During the three quarters ended September 25, 2004 and September 27, 2003, the Company expensed $2,727,000 and $45,905,000 of severance and retention, respectively. The severance plan expenses relate to 823 positions, primarily at the distribution centers that were sold to Eskimo Pie. In addition, the Company also expects to eliminate up to an additional 11 positions in finance and administration. Through September 25, 2004, 810 employees have been paid severance and 13 employees have been notified but have not yet been paid severance. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $1,611,000. The majority of this amount is expected to be paid during the remainder of 2004.

     Severance and retention expense (relating to the NICC Severance and Retention Plan) included in the Consolidated Statement of Operations for the quarters and three quarters ended September 25, 2004 and September 27, 2003, consisted of the following:

	Quarter Ended		Three Quarters Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
	(In thousands)
Severance benefits	$(395)	$(783)	$1,312	$29,178
Retention benefits	(33)	5,864	1,415	14,186
Forgiveness of employee loans				2,541

	$(428)	$5,081	$2,727	$45,905

Integration Plan and NICC Severance and Retention Plan

     Cumulative severance and retention expense incurred through September 25, 2004, including expenses for both the Integration Plan and for the NICC Severance and Retention Plan, consisted of the following:

		NICC Severance
	Integration	and Retention	Total
	(In thousands)
Severance benefits	$1,275	$29,784	$31,059
Retention benefits	158	19,921	20,079
Forgiveness of employee loans		2,541	2,541

	$1,433	$52,246	$53,679

     The following table summarizes the activity for the accrued severance and retention liability included in Accrued payroll and employee benefits in the Consolidated Balance Sheet:

		NICC Severance
	Integration	and Retention	Total
	(In thousands)
Accrual at December 27, 2003	$5,754	$6,891	$12,645
Additions to accrual	502	5,947	6,449
Adjustments to accrual	(429)	(3,220)	(3,649)
Payments made	(4,192)	(8,743)	(12,935)

Accrual at September 25, 2004	$1,635	$875	$2,510

Note 13. Net Loss Per Share of Class A Callable Puttable and Class B Common Stock

     The denominator for basic net loss per share includes the number of weighted-average common shares outstanding. The denominator for diluted net loss per share includes the number of weighted-average common shares outstanding plus the effect of potentially dilutive securities. Diluted net loss per common share for the quarter and three quarters ended September 25, 2004 and September 27, 2003 is equal to basic net loss per common share because the effect of common stock equivalents is antidilutive.

     The following table presents the numerators and denominators used in the basic and diluted net loss per share of common stock calculations:

	Quarter Ended		Three Quarters Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
	(In thousands, except per share amounts)
Net loss	$(10,479)	$(9,636)	$(53,583)	$(64,824)
Accretion of Class A callable puttable common stock	(66,345)	(55,329)	(191,967)	(56,570)

Net loss available to Class A callable puttable and Class B common stockholders	$(76,824)	$(64,965)	$(245,550)	$(121,394)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	94,810	90,898	94,446	73,629

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.81)	$(.71)	$(2.60)	$(1.65)

Diluted	$(.81)	$(.71)	$(2.60)	$(1.65)

     The weighted-average common shares presented above include both the Class A callable puttable common shares and the Class B common shares. The weighted-average Class A callable puttable and Class B common shares for the quarter and three quarters ended September 25, 2004 include the Class A callable puttable shares plus the 64,564,315 Class B common shares, both of which were outstanding for the entire period. The weighted-average Class A callable puttable and Class B common shares for the quarter and three quarters ended September 27, 2003 include the Class A callable puttable shares which were outstanding beginning on the Merger Closing Date and ending on September 27, 2003, plus the 64,564,315 Class B common shares which were outstanding for the entire period.

Antidilutive Securities

     Potentially dilutive securities, calculated in terms of the weighted-average common share equivalent of stock options outstanding, are excluded from the calculations of diluted net loss per share of common stock when their inclusion would have an antidilutive effect. During the quarter and three quarters ended September 25, 2004, 822,000 and 977,000, respectively, of potentially dilutive common equivalent shares were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted common shares and diluted loss per common share. During the quarter and three quarters ended September 27, 2003, 3,032,000 and 3,270,000, respectively, of potentially dilutive common equivalent shares were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted common shares and diluted loss per share of common stock.

Note 14. Related Party Transactions

     The following represent material related party transactions between the Company, Nestlé and its affiliates which are in addition to the related party transactions discussed above under Long-term debt (Note 8) and Class A callable puttable common stock (Note 11) :

Inventory Purchases

     The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $4,973,000 and $3,702,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $13,239,000 and $9,566,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

Taxes Receivable Due from Affiliate

     In accordance with the Nestlé tax sharing policy, any intercompany taxes for NICC are to be settled by actual payment. The final reimbursement due from Nestlé for tax losses for the period from January 1, 2003 through June 26, 2003 is presented as Taxes receivable due from affiliate. Taxes receivable due from affiliate, included in the Consolidated Balance Sheet, totaled $12,236,000 at December 27, 2003. The balance was paid in full by Nestlé in the third quarter of 2004.

Net sales and Cost of goods sold to affiliates

     Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,360,000 and $1,078,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $3,984,000 and $2,882,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

     Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,360,000 and $1,078,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $3,984,000 and $2,882,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

Transition Services Agreement

     On the Merger Closing Date, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. The services provided under this agreement may include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions.

     The Company recognized Selling, general and administrative expense of $154,000 and $254,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively, primarily for information technology services provided under the Transition Services Agreement. The Company recognized Selling, general and administrative expense of $559,000 and $1,212,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively, for services provided under the Transition Services Agreement.

Royalty Expense to Affiliates

     Royalty expense to affiliates, included in the Consolidated Statement of Operations, is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $8,931,000 and $6,553,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Royalty expense to affiliates totaled $21,629,000 and $18,685,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).

     The Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements for the year ended December 27, 2003, appearing in the 2003 Annual Report on Form 10-K of Dreyer’s Grand Ice Cream Holdings, Inc. (the Company).

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

     As a condition to the closing of the Dreyer’s Nestlé Transaction, under the Decision and Order issued by the FTC on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order), the Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets (the Divestiture Transaction). In accordance with the Order, DGIC sold its Dreamery® and Whole Fruit™ Sorbet brands and assigned its license to the Godiva® ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

     The FTC retains the authority to enforce the terms and conditions of the Decision and Order as well as to impose financial penalties on the Company for non-compliance with the Decision and Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Decision and Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Decision and Order. The imposition of an interim monitor or trustee could subject the Company to additional reporting requirements, costs and administrative expense.

     On July 9, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products.

     On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit™ name for DGIC’s line of fruit bars.

     Since the Merger Closing Date, the Company has completed the acquisitions of The Häagen-Dazs Shoppe Company, Inc. and Silhouette Brands, Inc. (Silhouette). The Company is in the process of integrating these businesses and difficulties in successfully integrating the operations of these businesses with the Company’s could lead to a failure to realize the anticipated benefits of the acquisitions. The Company expects to continue to review opportunities to acquire other businesses or assets that would complement the Company’s business. Risks associated with such acquisitions include: (i) problems assimilating the purchased operations or assets; (ii) unanticipated costs and liabilities associated with the acquisition; (iii) diversion of management’s attention from the business of the Company; (iv) adverse effects on existing business relationships with suppliers, partners and customers; and (v) potential loss of key employees of purchased businesses. There can be no assurance that the Company will be successful in overcoming future problems encountered in connection with the Company’s past or future acquisitions, and the Company’s inability to do so could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

     To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that were retired by retailers and independent distributors, but which had not yet been reported to the Company. As specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, was applied against this allowance. In the second quarter of 2004, the Company implemented a new system to inventory and track each freezer cabinet and now records freezer cabinet retirements as they occur. Accordingly, as of and subsequent to June 26, 2004, the allowance for freezer retirements was eliminated.

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

     The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United

States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter at the end of the third quarter of 2004 and 2003 was $1.68 and $1.18, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

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

     Included below are updates to the Critical Accounting Policies appearing in the 2003 Annual Report on Form 10-K of the Company:

Retail Freezer Cabinets

     To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. As an alternative, the Company employed a statistical-based sampling methodology to calculate an allowance for freezer cabinets that were retired by retailers and independent distributors, but which had not yet been reported to the Company. As specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, was applied against this allowance. In the second quarter of 2004, the Company created a new system which allows for the specific identification of freezers and the recording of retirements when they occur. Accordingly, as of and subsequent to June 26, 2004, the allowance for freezer retirements was eliminated. The change in the methodology for recording retail freezer cabinet retirements did not have a material impact on the Company’s results of operations.

     The net book value of freezer cabinets with retail customers and independent distributors was $16,454,000 (original cost of $38,607,000 less accumulated depreciation of $22,153,000) and $17,519,000 (original cost of $41,366,000, less accumulated depreciation of $17,997,000 and an allowance for retirements of $5,850,000) at September 25, 2004 and December 27, 2003, respectively.

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

     Goodwill at September 25, 2004 and December 27, 2003 totaled $1,926,872,000 and $1,931,425,000, respectively.

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

     The Consolidated Financial Statements for the quarter ended September 25, 2004 include the results of operations of DGIC and NICC for the period from June 27, 2004 to September 25, 2004 (91 days). The Consolidated Financial Statements for the quarter ended September 27, 2003 include the results of operations of DGIC and NICC for the period from June 29, 2003 to September 27, 2003 (91 days).

     The Consolidated Financial Statements for the three quarters ended September 25, 2004 include the results of operations of DGIC and NICC for the entire period from December 28, 2003 to September 25, 2004 (273 days). The Consolidated Financial Statements for the three quarters ended September 27, 2003 include the results of operations of DGIC for the period following the Merger Closing Date through September 27, 2003 (93 days), and of NICC for the period from January 1, 2003 to September 27, 2003 (270 days).

     Due to the lack of comparability of results due to the Dreyer’s Nestlé Transaction, the period-to-period percentage changes for the three quarters ended September 25, 2004 versus the three quarters ended September 27, 2003 presented below are not necessarily indicative of percentage changes to be expected in the future.

Pro Forma Disclosures

     The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the quarter and three quarters ended September 27, 2003. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore, is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions.

	Quarter Ended	Three Quarters Ended
	Sept. 27, 2003	Sept. 27, 2003
	(In thousands, except per share amounts)
Pro forma total net revenues	$513,465	$1,377,848

Pro forma net loss(1)	$(9,477)	$(89,308)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(64,806)	$(266,621)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(.71)	$(2.96)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of Class A callable puttable common stock (Note 11) increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is antidilutive.

Financial Overview for the Third Quarter of 2004 Compared with the Third Quarter of 2003

     The Company is engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

     The Company reported a net loss available to Class A callable puttable and Class B common stockholders of $(76,824,000), or $(.81) per diluted common share for the quarter ended September 25, 2004, compared to a net loss available to Class A callable puttable and Class B common stockholders of $(64,965,000), or $(.71) per diluted common share, for the quarter ended September 27, 2003.

Table of Percentages of Total Net Revenues and Period-to-Period Percentage Changes

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period.

     Due to the lack of comparability of results due to the Dreyer’s Nestlé Transaction, the period-to-period percentage changes for the three quarters ended September 25, 2004 versus the three quarters ended September 27, 2003 presented below are not necessarily indicative of percentage changes to be expected in the future.

					Period-to-Period
					Variance
					Favorable (Unfavorable)
	Percentage of Total Net Revenues				Quarter Ended	Three Quarters Ended
	Quarter Ended		Three Quarters Ended		2004 Compared	2004 Compared
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003	To 2003	to 2003
Days of DGIC in results	91	91	273	93
Days of NICC in results	91	91	273	270
Total net revenues	100.0%	100.0%	100.0%	100.0%	(8.0)%	53.9%

Costs and expenses:
Cost of goods sold	87.9	84.2	89.9	83.2	4.0	(66.3)
Selling, general and administrative	13.1	15.8	14.8	17.5	23.5	(30.3)
Interest, net of amounts capitalized	0.4	0.4	0.4	0.3	7.2	(105.0)
Royalty expense to affiliates	1.9	1.3	1.7	2.3	(36.3)	(15.8)
Other expense, net	0.5	0.1	0.1	0.1	(313.6)	50.7
Severance and retention expense	(0.2)	1.0	0.2	5.7	112.5	94.4
In-process research and development				1.4		100.0
Loss on divestiture (Reversal of accrued divestiture expenses)				1.5	100.0	101.8

	103.6	102.8	107.1	112.0	7.3	(47.2)

Loss before income tax benefit	(3.6)	(2.8)	(7.1)	(12.0)	(19.4)	9.2
Income tax benefit	1.4	0.9	2.8	4.0	41.2	7.3

Net loss	(2.2)%	(1.9)%	(4.3)%	(8.0)%	(8.7)	17.3

Quarter ended September 25, 2004 Compared with the Quarter ended September 27, 2003

     Total net revenues decreased $41,216,000, or eight percent, to $473,677,000 for the quarter ended September 25, 2004 from $514,893,000 for the quarter ended September 27, 2003.

     Net sales of the Company’s branded products, including licensed, joint venture products, and Net sales to affiliates (Company Brands), increased $62,873,000, or 18 percent, to $410,412,000 for the quarter ended September 25, 2004 from $347,539,000 for the quarter ended September 27, 2003. The increase in net sales was driven by the success of marketing campaigns and new product launches for specific products. In addition, net sales increased $13,142,000 due to the classification of net sales of Silhouette products as Company Brands from products manufactured and/or distributed for other companies (Partner Brands) following the Company’s acquisition of Silhouette on July 26, 2004. The increase in net sales was offset by increased promotion expenses and the termination of a joint venture agreement which decreased net sales by $11,976,000.

     Company Brands represented 87 percent of Total net revenues for the quarter ended September 25, 2004 compared to 67 percent for the quarter ended September 27, 2003. The average price of Company Brands, net of the effect of trade promotion expenses, increased by two percent. Gallon sales of Company Brands, including frozen snacks, increased approximately 6,200,000 gallons, or 16 percent, to approximately 46,000,000 gallons.

     Net sales of Partner Brands decreased $91,248,000, or 63 percent, to $53,819,000 for the quarter ended September 25, 2004 from $145,067,000 for the quarter ended September 27, 2003. The decrease was driven primarily by a $69,658,000 reduction in net sales following the termination of certain distribution agreements resulting from the Dreyer’s Nestlé Transaction. The decrease also includes a $13,142,000 reduction in Partner Brand sales following the classification of Silhouette net sales as Company Brands after the Company’s July 26, 2004 acquisition of Silhouette.

     Partner Brands represented 11 percent of Total net revenues for the quarter ended September 25, 2004 compared to 28 percent for the quarter ended September 27, 2003. Average wholesale prices for Partner Brands decreased approximately 27 percent. Gallon sales of Partner Brands decreased approximately 4,600,000 gallons, or 49 percent, to approximately 4,700,000 gallons.

     Other revenues decreased $12,841,000, or 58 percent, to $9,446,000 for the quarter ended September 25, 2004 from $22,287,000 for the quarter ended September 25, 2003. The decrease was primarily attributed to a decrease of $4,569,000 for revenues received following the July 5, 2003 (the Divestiture Closing Date) Divesture Transaction from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International Inc. (CoolBrands), for manufacturing and distribution of the Divested Brands and $7,662,000 for reimbursements received from Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie) for expenses incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in certain states and territories (the Territories). The cost of providing these services is included in Cost of goods sold.

     Cost of goods sold decreased $17,175,000, or four percent, to $416,363,000 for the quarter ended September 25, 2004 from $433,538,000 for the quarter ended September 27, 2003. The decrease in Cost of goods sold was driven by a shift in product mix from Partner Brands to Company Brands and a $4,559,000 decrease in drayage expense paid to Integrated Brands for the delivery of certain products. The decrease was offset by approximately $18,100,000 for an increase in the cost of cream.

     The Company’s gross profit decreased by $24,041,000, or 30 percent, to $57,314,000 from $81,355,000 representing a 12.1 percent gross margin for the quarter ended September 25, 2004 compared with a 15.8 percent gross margin for the quarter ended September 27, 2003 (gross profit is defined as Total net revenues less Cost of goods sold). The decrease in gross profit was primarily attributable to an $18,100,000 increase in the cost of cream and the loss of gross profit from net sales of Partner Brands following the termination of certain distribution agreements resulting from the Dreyer’s Nestlé Transaction, which was partially offset by a product mix shift from lower margin Partner Brands towards higher margin Company Brands.

     The average of the monthly average prices per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.68 and $1.18 for the quarters ended September 25, 2004 and September 27, 2003, respectively. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin.

     Selling, general and administrative expenses decreased $19,111,000, or 23 percent, to $62,258,000 for the quarter ended September 25, 2004 from $81,369,000 for the quarter ended September 27, 2003. Selling, general and administrative expenses were 13.1 percent and 15.8 percent of Total net revenues in 2004 and 2003, respectively. The decrease is primarily attributable to a reduction in compensation related expenses of $9,450,000 due to reduced staffing levels, payroll taxes related to stock option exercises in the prior year, and reduction in the 2004 bonus accrual, a decrease of $5,484,000 attributable to stock option compensation expense, a decrease in broker commissions of $3,334,000 due to the Company now selling certain products previously handled by third parties and a decrease of $2,152,000 in Dreyer’s Nestlé Transaction consulting costs. The decreases were offset by an increase of $11,298,000 for marketing expenses.

     Interest expense decreased $136,000, or seven percent, to $1,744,000 for the quarter ended September 25, 2004 from $1,880,000 for the quarter ended September 27, 2003. Although average borrowings increased in the current quarter, significantly lower interest rates resulted in a decrease in interest expense.

     Royalty expense to affiliates increased $2,378,000, or 36 percent, to $8,931,000 for the quarter ended September 25, 2004 from $6,553,000 for the quarter ended September 27, 2003, due to increased net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products.

     Other expense, net increased $1,665,000 to $2,196,000 for the quarter ended September 25, 2004 from $531,000 for the quarter ended September 27, 2003. The increased expense is primarily attributable to an increase in losses from butter trading activities of $1,614,000.

     Severance and retention expense decreased $5,718,000, to $(637,000) for the quarter ended September 25, 2004 from $5,081,000 for the quarter ended September 27, 2003. The 2004 expense consists of severance benefit adjustments of $(604,000) and retention benefit adjustments of $(33,000) resulting from the Dreyer’s Nestlé Transaction. The 2003 expense consists of $(783,000) of severance benefit adjustments and $5,864,000 of retention benefit expense.

     Loss on divestiture (Reversal of accrued divestiture expenses) was $323,000 for the quarter ended September 27, 2003.

     The Income tax benefit increased by $1,953,000, or 41 percent, to $6,699,000 for the quarter ended September 25, 2004 from $4,746,000 for the quarter ended September 27, 2003. The effective tax benefit rate increased to 39 percent for the quarter ended September 25, 2004 from 33 percent for the quarter ended September 27, 2003. The effective tax benefit rate was lower during the third quarter of 2003 due to the fact that the 2003 rate included In-process research and development expense of $11,495,000 which is not deductible for income tax purposes.

     Accretion of Class A callable puttable common stock increased by $11,016,000 to $(66,345,000) for the quarter ended September 25, 2004 from $(55,329,000) for the quarter ended September 27, 2003. The increase is attributable to additional Class A shares that were outstanding during the quarter ended September 25, 2004 versus the quarter ended September 27, 2003 as a result of stock option exercises. The Class A callable puttable common stock is being accreted using the effective interest rate method to the put value of $83 at the December 1, 2005 Initial Put Date.

Three Quarters ended September 25, 2004 Compared with the Three Quarters ended September 27, 2003

     Total net revenues increased $434,915,000, or 54 percent, to $1,241,401,000 for the three quarters ended September 25, 2004 from $806,486,000 for the three quarters ended September 27, 2003.

     Net sales of Company Brands, including licensed, joint venture products, and Net sales to affiliates, increased $404,601,000, or 66 percent, to $1,019,237,000 for the three quarters ended September 25, 2004 from $614,636,000 for the three quarters ended September 27, 2003. The increase in net sales of Company Brands, which was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction, is not indicative of increases to be expected in the future.

     Company Brands represented 82 percent of Total net revenues for the three quarters ended September 25, 2004 compared to 76 percent for the three quarters ended September 27, 2003. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 12 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease during the period was primarily due to a one-time shift in the mix of products attributable to the addition of the DGIC premium products to the NICC superpremium and frozen snack products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 55,100,000 gallons, or 89 percent, to approximately 116,700,000 gallons as a result of the Dreyer’s Nestlé Transaction.

     Net sales of Partner Brands increased $21,751,000, or 13 percent, to $189,573,000 for the three quarters ended September 25, 2004 from $167,822,000 for the three quarters ended September 27, 2003. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction.

     Partner Brands represented 15 percent of Total net revenues in the three quarters ended September 25, 2004 compared to 21 percent for the three quarters ended September 27, 2003. Average wholesale prices for Partner Brands decreased approximately eight percent. Gallon sales of Partner Brands increased approximately 2,700,000 gallons, or 23 percent, to approximately 14,400,000 gallons. These variances were a result of the volume and mix changes due to the Dreyer’s Nestlé Transaction.

     Other revenues increased $8,563,000, or 36 percent, to $32,591,000 for the three quarters ended September 25, 2004 from $24,028,000 for the three quarters ended September 27, 2003. This increase was primarily attributable to an increase of $15,640,000 for revenues received following the July 5, 2003 Divestiture Transition from Integrated Brands, a subsidiary of CoolBrands, for manufacturing and distribution of the Divested Brands offset by a decrease of $6,992,000 for reimbursements received from Eskimo Pie for expenses incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories. The cost of providing these services is included in Cost of goods sold.

     Cost of goods sold increased $444,662,000, or 66 percent, to $1,115,507,000 for the three quarters ended September 25, 2004 from $670,845,000 for the September 27, 2003. The increase in Cost of goods sold was driven by the incremental sales volume of the DGIC product lines, incremental distribution expenses from the DGIC distribution system, a $45,900,000 increase in the cost of cream, and drayage expense of $11,885,000 paid to Integrated Brands for the delivery of certain products.

     The Company’s gross profit decreased by $9,747,000, or seven percent, to $125,894,000 from $135,641,000, representing a 10.1 percent gross margin for the three quarters ended September 25, 2004 compared with a 16.8 percent gross margin for the three quarters ended September 27, 2003 (gross profit is defined as Total net revenues less Cost of goods sold). The decrease in gross profit is primarily attributable to the Dreyer’s Nestlé Transaction which increased Cost of goods sold by a larger amount than the increase in Total net revenues and approximately $45,900,000 for an increase in the cost of cream.

     The average of the monthly average prices per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.84 and $1.12 for the three quarters ended September 25, 2004 and September 27, 2003, respectively. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin.

     Selling, general and administrative expenses increased $42,813,000, or 30 percent, to $184,098,000 for the three quarters ended September 25, 2004 from $141,285,000 for the three quarters ended September 27, 2003. Selling, general and administrative expenses were 14.8 percent and 17.5 percent of Total net revenues in 2004 and 2003, respectively. The dollar increase is primarily attributable to the selling, general and administrative expenses of the acquired DGIC business as a result of the Dreyer’s Nestlé Transaction, an increase for marketing expenses, and an increase in stock option compensation expense of $2,833,000. The decrease in Selling, general and administrative expenses as a percentage of Total net revenues is primarily attributable to the Dreyer’s Nestlé Transaction which increased Total net revenues by a relatively larger amount than the increase in Selling, general and administrative expenses.

     Interest expense increased $2,769,000, or 105 percent, to $5,407,000 for the three quarters ended September 25, 2004 from $2,638,000 for the three quarters ended September 27, 2003, primarily due to higher average borrowings. In addition, due to the termination of the revolving line of credit facility on June 16, 2004, the Company expensed the remaining unamortized debt issuance costs totaling $706,000 in the second quarter of 2004.

     Royalty expense to affiliates increased $2,944,000, or 16 percent, to $21,629,000 for the three quarters ended September 25, 2004 from $18,685,000 for the three quarters ended September 27, 2003, due to increased net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen dessert products.

     Other expense, net decreased $230,000 to $224,000 for the three quarters ended September 25, 2004 from $454,000 for the three quarters ended September 27, 2003.

     Severance and retention expense decreased $43,312,000, or 94 percent, to $2,593,000 for the three quarters ended September 25, 2004 from $45,905,000 for the three quarters ended September 27, 2003. The 2004 expense consists of $1,042,000 of severance benefits and $1,551,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction. The 2003 expense consists of $29,178,000 of severance benefits, $14,186,000 of retention benefits and $2,541,000 relating to the forgiveness of employee loans.

     In-process research and development expense of $11,495,000 for the three quarters ended September 27, 2003 was related to the Company’s new products under development.

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

     In 2003, certain liabilities incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction were included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership. The remaining 27.2 percent of these divestiture expenses, approximately $2,893,000, were charged to expense in the second quarter of 2003. Reversal of accrued divestiture expenses of $216,000 for the three quarters ended September 25, 2004 primarily relates to marketing expenses related to the Divested Brands that were estimated to be payable by the Company. Actual divestiture expenses were less than estimated, so the excess accrual was reversed.

     The Income tax benefit increased by $2,330,000, or seven percent, to $34,258,000 for the three quarters ended September 25, 2004 from $31,928,000 for the three quarters ended September 27, 2003. While the Loss before income tax benefit decreased by $8,911,000, or nine percent, to $(87,841,000) for the three quarters ended 2004 from $(96,752,000) for the same period last year, the income tax benefit increased compared to the same period last year due to an increase in the effective tax benefit rate to 39 percent for the three quarters ended 2004 from 33 percent for the same period last year. The effective tax benefit rate was lower during 2003 due to the fact that the 2003 rate included In-process research and development expense of $11,495,000 which is not deductible for income tax purposes.

     Accretion of Class A callable puttable common stock increased by $135,397,000 to $191,967,000 for the three quarters ended September 25, 2004 from $56,570,000 for the three quarters ended September 27, 2003. The increase is attributable to the fact that there were 273 days of accretion in the three quarters ended of September 25, 2004 and only 93 days of accretion in the three quarters ended September 27, 2003. The Class A callable puttable common stock is being accreted using the effective interest rate method to the put value of $83 at the December 1, 2005 Initial Put Date.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company implemented FIN 46 in the second quarter of 2003. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at September 25, 2004.

Financial Condition

Liquidity and Capital Resources

     The Company’s primary cash needs are to fund working capital requirements, to fund capital expenditures, finance acquisitions of distributors, and to distribute dividends to stockholders. Working capital increased by $16,480,000 over the three quarters ended September 25, 2004. The increase is primarily attributable to an increase in Trade accounts receivable and other accounts receivable and Inventories of $31,401,000 and $15,997,000, respectively, over the fiscal 2003 year-end primarily due to seasonality. This increase was offset by an increase in Accounts payable and accrued liabilities of $11,727,000 due to seasonality and a decrease in Prepaid expenses and other of $8,706,000 due to a decrease in butter investments. Taxes receivable due from affiliate decreased by $12,236,000 due to the receipt of the final reimbursement from Nestlé for tax losses.

     During the three quarters ended September 25, 2004 and September 27, 2003, the Company paid $12,935,000 and $17,338,000, respectively, in severance and retention benefits. The Company expects to pay the accrued severance and retention expenses of $2,510,000 during the remainder of 2004. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $3,246,000. The majority of this amount is expected to be paid during the remainder of 2004.

     The Company made capital expenditures of $91,039,000 and $13,515,000 in the three quarters ended September 25, 2004 and September 27, 2003, respectively. The Company plans to make additional capital expenditures of approximately $107,000,000 during the remainder of 2004. In the three quarters ended September 25, 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site which is undergoing an expansion that will increase the facility’s size and its capacity. In addition, the Company is significantly expanding its East Coast production facility to enable manufacturing to be close to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities (See “Recent Acquisitions” below).

     For the three quarters ended September 25, 2004, the Company paid $58,300,000 for the capital stock of Silhouette, and $707,000 for the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company). Silhouette sells low fat and low carb ice cream snacks under its distinctive brands, Skinny Cow® and Skinny Carb®. The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlors in the United States. For the three quarters ended September 27, 2003, the Company acquired $597,000 of cash as a result of the Dreyer’s Nestlé Transaction.

     During the three quarters ended September 25, 2004, cash dividends paid totaled $16,979,000 resulting from a dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At September 25, 2004, the Company had 94,838,738 shares of common stock outstanding (consisting of 30,274,423 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and options to purchase 1,479,364 shares of common stock. In the event that all options outstanding at September 25, 2004 were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would total approximately $23,116,000 per year.

     Cash proceeds from stock option exercises totaled $17,118,000 and $52,541,000 in the three quarters ended September 25, 2004 and September 27, 2003, respectively. During the three quarters ended September 25, 2004, options to purchase 825,222 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $21.26. At September 25, 2004, 836,999 vested options and 642,365 unvested options were outstanding. The Company expects that most of the remaining vested stock options will be exercised during the last quarter of 2004 and 2005. The unvested stock options outstanding at September 25, 2004 that will vest during the last quarter of 2004, fiscal 2005 and fiscal 2006 total 36,072, 285,110 and 321,183, respectively.

     The Company utilizes the following long-term debt facilities as a primary source of liquidity:

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

     During the second quarter of 2004, the Company exercised its option to extend the current facility from its initial expiration date of June 26, 2004 for an additional twelve-month term expiring on June 26, 2005.

     At September 25, 2004, the Company’s borrowings on this facility were $310,000,000 bearing interest at 1.90 percent. At December 27, 2003, the Company’s borrowings under this facility were $125,000,000 bearing interest at 2.37 percent. Net proceeds from the Nestlé S.A. credit facility were $185,000,000 and $145,000,000 during the three quarters ended September 25, 2004 and September 27, 2003, respectively.

     Interest expense under this facility totaled $1,374,000 and $900,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Interest expense under this facility totaled $3,138,000 and $900,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

(1a) Nestlé Capital Corporation Sub-Facility

     On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an amendment to the $400,000,000 long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding decrease or increase in the total borrowings available under the $400,000,000 Nestlé S.A bridge loan facility.

     At September 25, 2004 the Company had $50,000,000 available under this facility. No advances are currently outstanding.

(2) Note Purchase Agreements

     On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements (the Notes) with various noteholders. On June 26, 2003, a third amendment to these Notes became effective under which the Company was added as a party to the Notes and became, along with NICC and Edy’s, a guarantor of the Notes. The Notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants.

     On September 5, 2003, a fourth amendment to the Notes became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

     At September 25, 2004, the Company had $24,286,000 of remaining principal outstanding on these Notes, with $2,143,000 currently due on the next principal payment scheduled for June 1, 2005.

     Subsequent to the quarter ended June 26, 2004, and upon review of its financial results, the Company commenced negotiations with the noteholders to modify the terms of the Notes. The Company received a waiver of certain debt covenants effective June 26, 2004 through August 31, 2004. Effective August 27, 2004 the waiver was extended through September 30, 2004. On September 30, 2004, subsequent to the quarter ended September 25, 2004, the Company repaid the obligations of the Notes in full with available funds. The repayment of $27,780,000 included principal of $24,286,000, make-whole interest of $2,828,000, and accrued interest of $666,000. The make-whole interest represented the present value of the remaining interest payments which would have been paid over the original term of the debt. In addition, the Company expensed the remaining unamortized debt issuance costs of $210,000.

Standby Letters of Credit

     At September 25, 2004, the Company was the account party for irrevocable standby letters of credit issued by Citibank, N.A. totaling $23,425,000. Of this total, $22,375,000 served as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims.

     At December 27, 2003, the Company was the account party for irrevocable standby letters of credit issued by Citibank, N.A. totaling $7,925,000. Of this total, $7,875,000 served as a guarantee by the issuing bank to cover workers compensation, general liability and vehicle claims.

     The Company pays fees on each of these standby letters of credit. Drawings under the standby letters of credit are subject to interest at various rates.

Fair Value of Financial Instruments

     At September 25, 2004, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

Funding Put/Call of Class A Callable Puttable Common Stock

     Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.

     If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,636,000,000, based on 30,274,423 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,479,364 shares of Class A puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

     The Company believes that the Nestlé S.A. credit facility and its contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call for the Class A callable puttable common stock, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Recent Acquisitions

Silhouette Brands, Inc.

     On July 26, 2004, the Company acquired Silhouette Brands, Inc. (Silhouette) for a purchase price of approximately $63,000,000. The purchase price consisted of approximately $58,000,000 in cash paid for the capital stock of Silhouette plus $4,752,000 of Other intangibles, net acquired in the Dreyer’s Nestlé Transaction (Note 6). Silhouette sells low fat and low carb ice cream snacks under its distinctive brands, Skinny Cow® and Skinny Carb®. The Company performed the significant subsidiary test on this acquisition and determined it was not material.

Laurel Maryland Land Acquisitions

     On August 2, 2004, the Company acquired all of the stock of a corporation which owns real property adjacent to the Company’s manufacturing plant in Laurel, Maryland (the Plant) for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the Plant. On August 4, and October 18, 2004, the Company acquired additional pieces of real property adjacent to the Plant. The total price paid for these purchases was approximately $13,000,000.

Related Party Transactions

     In addition to the Nestlé S.A. Credit Facility, the Nestlé Capital Corporation Facility, the Nestlé USA, Inc. Demand Notes, the Governance Agreement and the contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call discussed above, the following represent material related party transactions with Nestlé and its affiliates:

Inventory Purchases

     The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $4,973,000 and $3,702,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $13,239,000 and $9,566,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

Taxes Receivable Due from Affiliate

     In accordance with the Nestlé tax sharing policy, any intercompany taxes for NICC are to be settled by actual payment. The final reimbursement due from Nestlé for tax losses for the period from January 1, 2003 through June 26, 2003 is presented as Taxes receivable due from affiliate. Taxes receivable due from affiliate, included in the Consolidated Balance Sheet, totaled $12,236,000 at December 27, 2003. The balance was paid in full by Nestlé in the third quarter of 2004.

Net sales and Cost of goods sold to affiliates

     Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,360,000 and $1,078,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Net sales to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $3,984,000 and $2,882,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

     Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $1,360,000 and $1,078,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Cost of goods sold to affiliates, included in the 2004 and 2003 Consolidated Statement of Operations, totaled $3,984,000 and $2,882,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

Transition Services Agreement

     On the Merger Closing Date, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. The services provided under this agreement may include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions.

     The Company recognized Selling, general and administrative expense of $154,000 and $254,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively, primarily for information technology services provided under the Transition Services Agreement. The Company recognized Selling, general and administrative expense of $559,000 and $1,212,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively, for services provided under the Transition Services Agreement.

Royalty Expense to Affiliates

     Royalty expense to affiliates, included in the Consolidated Statement of Operations, is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $8,931,000 and $6,553,000 for the quarters ended September 25, 2004 and September 27, 2003, respectively. Royalty expense to affiliates totaled $21,629,000 and $18,685,000 for the three quarters ended September 25, 2004 and September 27, 2003, respectively.

Known Contractual Obligations

     Known contractual obligations and their related due dates at September 25, 2004 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(In thousands)
Long-term debt(1)	$24,286	$2,143	$8,809	$6,667	$6,667	$—	$—
Interest payable(2)	5,522	2,013	1,841	1,112	556
Nestlé S.A. credit facility(3)	310,000		310,000
Operating leases	35,419	11,944	7,018	5,087	2,821	2,376	6,173
Purchase obligations(4)	167,880	102,009	50,653	7,015	3,896	2,513	1,794
Other long-term obligations(5)	2,635,600		2,635,600

Total	$3,178,707	$118,109	$3,013,921	$19,881	$13,940	$4,889	$7,967

     The Company does not have any capital lease obligations. The Company has guaranteed certain of liabilities of The Häagen-Dazs Shoppe Company, Inc. (the franchisor) which DGIC acquired from The Pillsbury Company on February 17, 2004. The Company has guaranteed the obligations of the franchisor to furnish goods and services to certain franchisees in the State of Illinois.

(1)	Includes current-portion. On September 30, 2004, subsequent to the quarter ended September 25, 2004, the Company repaid the obligations under the Notes in full with available funds.

(2)	The Company’s future estimated interest payable of $5,522,000 under the Notes is calculated using fixed interest rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment to the Notes, the interest rates in effect on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants (discussed under “Financial Covenants” above). On September 30, 2004, subsequent to the quarter ended September 25, 2004, the Company repaid the obligations under the Notes in full with available funds.

(3)	The Company’s future estimated interest payable under the $400,000,000 Nestlé S.A. Credit Facility, including the $50,000,000 Nestlé Capital Corporation Sub-Facility, are a function of borrowing levels and interest rates which will vary in the future. Interest payments under these facilities are currently estimated to be approximately $13,268,000 for the next four quarters.

(4)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing the Company’s products.

(5)	The estimated aggregate put price, the only obligation included in the Company’s Other long-term obligations, is calculated by multiplying the total estimated Class A callable puttable shares of common stock times the $83.00 per share put price. At September 25, 2004, the estimated Class A callable puttable shares of common stock totaled 31,753,787 (consisting of 30,274,423 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,479,364 shares of Class A callable puttable common stock). For purposes of the above table, the Company has assumed that the put right will be exercised during the first put option period beginning in December 2005. If the Class A callable puttable common stockholders do not fully exercise their put rights in December 2005, a portion of this long-term obligation could be incurred in fiscal 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

Long-term Debt

     The Company has long-term debt with both fixed and variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at September 25, 2004:

	Long-Term Debt	Interest Rates
	(In thousands)
Fixed Interest Rates(1):
Note Purchase Agreements	$24,286	8.06 - 8.34%
Variable Interest Rates:
Nestlé S.A. credit facility	310,000	1.90%

	$334,286

     If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $589,000. The Notes have interest and principal payable semiannually through 2008. The Nestlé S.A. credit facility is due June 26, 2005, but this due date can be extended at the option of the Company to December 31, 2005.

(1)	On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Notes with various noteholders. On June 26, 2003, a third amendment to these Notes became effective under which the Company was added as a party to the Notes and became, along with NICC and Edy’s, a guarantor of the Notes. The Notes have scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal can increase by 0.5 percent or 1.0 percent depending on performance under various financial covenants (discussed under “Financial Covenants” above). On September 30, 2004, subsequent to the quarter ended September 25, 2004, the Company repaid the obligations under the Notes in full with available funds.

Investments

     The Company does not have short-term or long-term monetary investments.

Commodity Costs

     The primary factors causing volatility in the Company’s manufacturing costs are the costs of dairy raw materials and other commodities used in the Company’s products. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average of the monthly average prices per pound of AA butter in the United States from 1993 to 2003 was $1.19. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.68 and $1.18 at the end of the third quarter of 2004 and 2003, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the butter price volatility of this market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

     Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other expense, net.

During the quarters ended September 25, 2004, and September 27, 2003, losses from butter investments, included as a component of Other expense, net, totaled $2,403,000 and $789,000, respectively. During the three quarters ended September 25, 2004 and September 27, 2003, losses from butter investments, included as a component of Other expense, net, totaled $1,429,000 and $832,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures: The Company’s principal executive officer and principal financial officer have reviewed, as of the end of the period covered by this report, the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this review, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Internal control over financial reporting: The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company’s fiscal year ending December 25, 2004. This effort includes review and documentation of internal controls under the direction of senior management.

As a result of the combination of the businesses of DGIC and NICC, the Company is continuing to implement consistent internal controls and procedures across the combined companies, although this process has not been completed, and strengthen business processes and internal controls. Other than the foregoing, there have been no significant changes in the Company’s internal controls and procedures or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the date of the evaluation referenced in paragraph (a) above.

Management believes that its detailed monthly financial reviews and other oversight procedures are sufficient to ensure that the Company’s financial statements are accurately and fairly reported. The Company will continue to review and improve its internal controls over financial reporting as deemed appropriate with respect to the Company’s control structure around financial reporting required by the Exchange Act.

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company declared a dividend for the third quarter of 2004 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on September 24, 2004.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of; (i) $.24 per common share on an annualized basis; or (ii) 30 percent of the Company’s net income per share for the preceding calendar year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board of Directors of the Company, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2003 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2004 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. Each of the Company’s long-term debt facilities permit borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
Dated: November 4, 2004	By:	/s/ Alberto E. Romaneschi
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