Form 10-K
period 2004-12-25
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2005-03-07
CIK 1189712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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
Common Stock, $.01 Par Value
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑    No ☐
    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of June 26, 2004 (based on the average of the high and low prices of the Class A callable puttable common stock on June 26, 2004, as reported by the Nasdaq National Market), was approximately $2,275,300,000. The aggregate market value calculation excludes the aggregate market value of shares beneficially owned by the executive officers and directors of the registrant and holders affiliated with them. This determination of affiliate status is not necessarily a conclusive determination that such persons are affiliates for any other purposes.
    As of March 3, 2005, the latest practicable date, 30,783,782 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Dreyer’s Grand Ice Cream Holdings, Inc. definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 18, 2005, are incorporated by reference in Part III of this Annual Report on Form  10-K to the extent stated herein. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, the Dreyer’s Grand Ice Cream Holdings, Inc. Proxy Statement for the 2005 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report.

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
    We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Annual Report on Form 10-K and in the documents referred to in this Annual Report on Form 10-K (if any), including, but not limited to the following:

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
Overview
    Dreyer’s Grand Ice Cream Holdings, Inc. (DGICH) was incorporated in Delaware on June 14, 2002 and became a publicly traded company under the Nasdaq National Market (NASDAQ) symbol “DRYR” upon the closing of the merger of Dreyer’s Grand Ice Cream, Inc. (DGIC) and Nestlé Ice Cream Company, LLC (NICC) on June 26, 2003 (the Merger Closing Date). Prior to the Merger Closing Date, DGIC was a publicly traded company and NICC was an indirect, wholly-owned subsidiary of Nestlé S.A. From the Merger Closing Date until December 25, 2004, DGICH’s business was conducted by the two wholly-owned subsidiaries, DGIC and NICC. For purposes of this Annual Report on Form 10-K, references to “the Company” will mean DGICH, DGIC and/or NICC. On December 25, 2004, NICC was merged into DGICH and the assets held by NICC which were located in the western United States were transferred to DGIC, and the assets held by NICC in the eastern United States were transferred to DGIC and then to DGIC’s wholly-owned subsidiary, Edy’s Grand Ice Cream (Edy’s).
    The Company manufactures and distributes ice cream and other frozen snack products. The “Dreyer’s Grand Ice Cream” line of products is marketed throughout the western United States, Texas and certain markets in the Far East. The “Edy’s® Grand® Ice Cream” line of products is sold under the Edy’s brand name throughout the remaining regions of the United States and certain markets in the Caribbean and South America. According to ACNielsen, the ice cream and other frozen snack products sold under the Dreyer’s and Edy’s brand names are sold in more than 90 percent of the grocery outlets serving the households in the United States. The Company manufactures and/or distributes products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd., including Häagen-Dazs® ice cream, Drumstick® ice cream sundae cones, Nestlé Crunch® and Butterfinger® ice cream bars and Carnation® ice cream sandwiches. The Company’s line of ice cream and related products are distributed primarily through a direct-store-delivery system further described below under the caption “Marketing, Aggregated Segments, Sales and Distribution.” These products are sold by the Company and its independent distributors to grocery stores, convenience stores, club stores, ice cream parlors, restaurants, hotels and certain other accounts. The Company’s branded products, including licensed and joint venture products (Company Brands) enjoy strong consumer recognition and loyalty. The Company also manufactures under license and/or distributes brand ice cream and frozen snack products for other companies (Partner Brands).
    The Company entered into an Agreement and Plan of Merger and Contribution, dated June 16, 2002, as amended (the Merger Agreement), with DGIC, December Merger Sub, Inc., Nestlé Holdings, Inc. (Nestlé) and NICC Holdings, Inc. (NICC Holdings), a wholly-owned subsidiary of Nestlé, to combine DGIC with NICC. On the Merger Closing Date, upon the closing of the transactions under the Merger Agreement (the Dreyer’s Nestlé Transaction), the businesses of DGIC and NICC were combined and each became a subsidiary of the Company. As a result of the Dreyer’s Nestlé Transaction, the former stockholders of DGIC (other than Nestlé) received shares of the Company’s Class A callable puttable common stock constituting approximately 33 percent of the diluted shares of the Company in exchange for their shares of DGIC common stock. Nestlé and NICC Holdings (in exchange for its contribution of the equity interest of NICC to the Company) received shares of the Company’s Class B common stock constituting approximately 67 percent of the diluted shares of the Company. The Company’s Class A callable puttable common stock is listed on the NASDAQ and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The Company’s Class B common stock is not listed for trading on any exchange.
    As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruittm

Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of Integrated Brands. On June 25, 2003, the FTC issued its decision and order approving the aforementioned divestiture transaction in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and Purchased Assets.
    Pursuant to the APA, the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed dollar limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. The exact markets within the Territories, the product mix and the volume of products that Eskimo Pie will choose to deliver are uncertain and the Company is unable to estimate the financial implications of this right.
    On July 9, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain aspects of the agreements between the parties to the Divestiture Transaction and thereby modify the Decision and Order, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products. On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain additional aspects of the agreements between the parties to the Divestiture Transaction and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit name for DGIC’s line of fruit bars. The Company is unable to estimate the financial implications of this change.
    Under the Decision and Order, Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the distribution agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Decision and Order, the B&J Agreement was terminated effective December 31, 2003. The Decision and Order also provided for the termination of DGIC’s joint venture with M&M/ Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Decision and Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.
The Häagen-Dazs Shoppe Company
    On February 17, 2004, the Company acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company) from The Pillsbury Company (Pillsbury). The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of December 25, 2004, there were approximately 237 franchised Häagen-Dazs parlors in the United States. The Company performed the significant subsidiary test on this acquisition and determined it was not material.

Silhouette Brands, Inc.
    On July 26, 2004, the Company acquired Silhouette Brands, Inc. (Silhouette) for a purchase price of approximately $63,000,000. The purchase price consisted of approximately $58,000,000 in cash paid for the capital stock of Silhouette plus approximately $5,000,000 of other intangibles acquired in the Dreyer’s Nestlé Transaction. Silhouette sold low fat and low carb ice cream snacks under its brands, Skinny Cow® and Skinny Carb Bartm. The Company performed the significant subsidiary test on this acquisition and determined it was not material.
Laurel Maryland Land Acquisitions
    On August 2, 2004, the Company acquired all of the stock of a corporation which owned real property adjacent to the Company’s manufacturing plant in Laurel, Maryland for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the plant. On August 4, and October 18, 2004, the Company acquired additional pieces of real property adjacent to the plant. The total price paid for these purchases was approximately $13,000,000.
Markets
    Ice cream was traditionally supplied by dairies as an adjunct to their basic milk business. Accordingly, ice cream was marketed like milk, as a fungible commodity, and manufacturers competed primarily on the basis of price. This price competition motivated ice cream producers to seek economies in their formulations. The resulting trend to lower quality ice cream created an opportunity for the Company and other producers of premium ice creams, whose products can be differentiated on the basis of quality, technological sophistication and brand image, rather than price. Moreover, the market for all packaged ice creams was influenced by the steady increase in market share of “private label” ice cream products owned by the major grocery chains and the purchase or construction by the chains of their own milk and ice cream plants resulting in less demand for the ice cream supplied by independent dairies. As a result, independent brands, such as the Company’s, are normally stocked by major grocery chains.
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
    The Company’s premium product line includes Dreyer’s and Edy’s Grand Ice Cream, the Company’s flagship product line. This ice cream utilizes traditional formulations with all natural flavorings and is characterized by premium quality, taste and texture, and diverse flavor selection. The flagship product line is complemented by the Company’s “better for you” products including Slow Churnedtm Light Ice Cream, Frozen Yogurt, Carb Benefittm and No Sugar Added ice creams. The Company believes that these better for you products are well-positioned in the market where products are characterized by lower levels of fat and sugar than those of regular ice cream. The proprietary technologies underlying the Company’s new Slow Churned Light Ice Cream brand offer significant low-fat and low-calorie benefits to consumers while maintaining taste and texture that the majority of consumers find comparable to regular full-fat ice cream.
    The Company’s superpremium product line includes Häagen-Dazs and Starbucks® Ice Cream. The Company manufactures and distributes Häagen-Dazs under a long-term license with Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd. and manufactures and distributes Starbucks Ice Cream products under a joint venture with Starbucks Corporation (Starbucks).
    The Company’s frozen snack line features Fruit Bars and Starbucks Frappuccino® Bars. During 2004, the Company acquired Silhouette Brands, Inc., including the Skinny Cow and Skinny Carb Bar brands of frozen snacks. The Company also manufactures and distributes frozen snack products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd., including Drumstick ice cream sundae cones, Nestlé Crunch and Butterfinger ice cream bars, and Carnation ice cream sandwiches. The Company also produces and markets Grand Soft®, a premium soft serve product.
    The Company operates a continuous flavor development and evaluation program and adjusts its product line based on general popularity and intensity of consumer response. Some flavors are seasonal and are produced only as a featured flavor during particular months. The frozen snack business in particular is characterized by a high rate of new product introduction and the Company anticipates substantial new launches in this area in 2005 and beyond, including new product ranges of both stick-based and bite-sized frozen snacks.
    The Company holds registered trademarks on many of its products. The Company believes that consumers associate its trademarks, distinctive packaging and trade dress with its high-quality products. The Company does not own any patents that are material to its business. Research and development expenses are currently not significant, nor have they been significant in the past.
    In addition to its Company Brand products, the Company also distributes Partner Brands. During 2004, the most significant Partner Brand relationships for the Company, in terms of sales, were those with CoolBrands and ConAgra Foods, Inc. (Healthy Choice® products). The Company distributed Skinny Cow frozen snacks as a Partner Brand prior to the Company’s acquisition of Silhouette on July 26, 2004; these products are now sold as Company Brands. The Company had a long-standing distribution relationship with Ben & Jerry’s, but since the Decision and Order required the Company to terminate the distribution agreement with Ben & Jerry’s as of December 31, 2003, there was no significant amount of sales of Ben & Jerry’s products in 2004.
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
    These initiatives are based on the Company’s belief that significant advantages can be achieved by the synergistic interaction of strong brands and a strong distribution system. Underlying the strategic initiatives is a commitment to win consumer preference through the presentation of well-marketed brands and products in a wide variety of channels, with a strong focus on the factors of display, stocking and flavor selection that impact impulse-based consumer purchases.
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
    The Company also provides distribution services through its own system for Partner Brands. Significant current Partner Brands include Healthy Choice and certain CoolBrands products. Distribution of Partner Brands through its own distribution system provides the Company with incremental revenues. Partner Brand distribution arrangements are generally provided under contracts of various durations. While the Company believes that distribution of Partner Brand products is beneficial to its profits and is valuable to the brand owners, the Partner Brands often compete with the Company’s own products, and the owners of the Partner Brands are generally accountable for selling and marketing functions. The owners of the Partner Brands may elect to terminate their relationships with the Company when allowed to do so by their individual contracts, and such relationships have been terminated in the past.
Integration Plan
    Prior to the closing of the Dreyer’s Nestlé Transaction, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the transaction (the Integration Plan). This Integration Plan and the related progress in its implementation are reviewed on a regular basis by the Company’s Board of Directors. The key components of the Integration Plan include:

•	Consolidation of the functions of the DGIC and NICC headquarters into a single unit.

•	Transfer of selling accountability from the previous NICC system to DGIC’s system, and divestiture of the NICC route structure and its supporting personnel and assets to Eskimo Pie.

•	Transfer of certain distribution operations of NICC from various third-party distribution methods to the Company’s own route system.

•	Elimination of redundant third-party service agreements and procurement arrangements.

•	Realization of freight, warehousing, and manufacturing savings by reallocation of production to more efficient geographical locations, closing of the DGIC Union City, California manufacturing facility, and transfer of warehousing from third-parties to Company-owned warehouses in some areas.

•	Execution of the divestiture and other requirements of the Decision and Order.
    While many of these activities were accomplished within the first year following the closing of the Dreyer’s Nestlé Transaction, others, such as the realization of manufacturing and logistical savings, will not be fully realized until 2006 and beyond. The Company has incurred, and expects to continue to incur substantial expenses and capital expenditures in order to implement the Integration Plan and carry out its business strategy, particularly in the process of integrating the businesses of DGIC and NICC and realizing synergies from the Dreyer’s Nestlé Transaction.
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
Premium and Superpremium Products and Channel Development
    The packaged ice cream category, which is the Company’s primary market, may be characterized as composed of three main sectors: low-priced brands; premium brands; and superpremium brands. These sectors are primarily distinguished by a broad range of retail price differences, the quantity and quality of ingredients and packaging; however the category is fluid and these distinctions between sectors are often blurred as product offerings and price points frequently change. The category is relatively fragmented among national and regional competitors in comparison with many other food categories. The Company believes that its key competitive advantages lie in its capabilities in marketing and product development and in the breadth of its product line.
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
    The distribution network in the western United States includes 10 distribution centers in large metropolitan areas including Los Angeles, the San Francisco Bay Area, Phoenix, Portland, Salt Lake City, Houston, Seattle and Denver. The Company also has independent distributors handling the Company’s products in various areas of the 13 western United States, Texas and certain markets in the Far East. Distribution in the remainder of the

United States is under the Edy’s brand name with most of the distribution handled through 17 distribution centers, including centers in the New York/ New Jersey metropolitan area, Chicago, the Washington/ Baltimore metropolitan area, Atlanta, Tampa, Miami and St. Louis. The Company also has independent distributors handling the Company’s products in certain market areas east of the Rocky Mountains, in the Caribbean and in South America.
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
    Net sales of Company Brands were $1,312,180,000, $882,944,000 and $560,721,000 in 2004, 2003 and 2002, respectively. Net sales of Partner Brands were $235,512,000, $264,705,000 and $37,460,000 in 2004, 2003 and 2002, respectively. Other revenues were $40,736,000, $42,912,000 and $4,850,000 in 2004, 2003 and 2002, respectively.
    Net loss available to Class A callable puttable and Class B common stockholders for the aggregated segments totaled $(342,366,000), $(191,780,000) and $(70,994,000) in 2004, 2003 and 2002, respectively. Total assets for the aggregated geographic segments were $3,246,694,000 and $3,091,423,000 at December 25, 2004 and December 27, 2003, respectively.
Sales
    No customers accounted for 10 percent or more of Total net revenues in 2004, 2003 or 2002. Since the closing of the Dreyer’s Nestlé Transaction on June 26, 2003, sales between NICC and DGIC are intercompany transactions that are eliminated in consolidation. As a result, DGIC is no longer considered a customer for financial reporting purposes. The Company’s export sales were one percent of Total net revenues in 2004 and less than one percent of Total net revenues in 2003 and 2002. The Company typically experiences a seasonal fluctuation in Total net revenues, with more demand for its products during the spring and summer than during the fall and winter.
Manufacturing
    The Company currently manufactures its products at its plants in Bakersfield, California; Fort Wayne, Indiana; Houston, Texas; Tulare, California; Laurel, Maryland; City of Commerce, California; and Salt Lake City, Utah. In addition, prior to February 2004, the Company manufactured products at a plant in Union City, California. The Company also has manufacturing agreements with various companies to produce frozen snack products and to produce a number of specialized products, including Nestlé® branded frozen novelties and Häagen-Dazs® bars. During 2004, approximately 15,800,000 dozens of Company owned or licensed frozen snack products were produced under these agreements. In addition, the Company has agreements to produce products for other manufacturers. In 2004, the Company manufactured approximately 11,000,000 gallons of products under these Partner Brand agreements. Total Company production, including both Company Brands and Partner Brands, was 142,000,000 gallons and 91,000,000 dozens during 2004.
    The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter as traded on the Chicago Mercantile Exchange. Over the past 10 years, the price of butter in the United States has averaged $1.29 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.82 and $1.14 for 2004 and 2003, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development, and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
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
    The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. The Company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The Company continues to monitor risks in this area and is evaluating the impact of these regulations on an ongoing basis.
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

    Much of the Company’s competition comes from the “private label” brands produced by or for the major supermarket chains. These brands generally sell at prices below those charged by the Company for its products. Because these brands are owned by the retailer, they often receive preferential treatment when the retailers allocate available freezer space. The Company’s competition also includes premium and superpremium ice creams produced by other ice cream manufacturers.
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
Employees
    On December 25, 2004, the Company had approximately 5,979 employees of which 97 were covered by collective bargaining agreements on that date. As a result of the closing of the Union City manufacturing plant, 160 employees were terminated in 2004. The Company’s Union City manufacturing, sales and distribution employees were represented by the Teamsters Local 853 and by the International Union of Operating Engineers, Stationary Local No. 39. The contract with Teamsters Local 853 for the Company’s manufacturing employees was terminated with the closing of the Union City manufacturing plant in February 2004. The contract for the sales and distribution employees was ratified in August 2004 and expires in September 2006. The contract with the International Union of Operating Engineers, Stationary Local No. 39 was terminated on July 1, 2004. Certain of the Company’s route sales and delivery employees in the Monterey area were represented by the General Teamsters, Warehousemen and Helpers Union Local 890. The contract with this union expired in June 2003 and these employees are no longer represented by contract. The Sacramento distribution employees were represented by the Chauffeurs, Teamsters and Helpers Union, Local 150, whose contract with the Company expired in August 2004, and the parties are presently negotiating the terms of a new agreement. The St. Louis distribution employees are represented by the United Food & Commercial Workers Union, Local 655, whose contract with the Company expires in 2008. Sixteen warehouse employees in the Company’s Bronx, New York facility were represented by the Teamsters Milk & Ice Cream Drivers and Employees Union, Local 584. The contract with the Teamsters Milk & Ice Cream Drivers and Employees Union, Local 584 expired in April 2004, and these employees are no longer represented by a contract. The Company has never experienced a strike or work stoppage by any of its employees.

Item 2.	Properties.
    The Company owns its headquarters located at 5929 College Avenue in Oakland, California. The headquarters buildings include 83,000 square feet of office space utilized by the Company and 10,000 square feet of retail space leased to third parties.
    The Company tracks production of its packaged ice cream products in terms of gallons and its frozen snacks in terms of dozens.
    The Company owns a manufacturing and distribution facility in Bakersfield, California. This facility has approximately 161,000 square feet of manufacturing and office space and 87,000 square feet of cold and dry storage warehouse space. The plant has an estimated maximum capacity of 98,000,000 dozens and 9,000,000 gallons per year. During 2004, approximately 53,000,000 dozens and 6,000,000 gallons of ice cream and related products were produced at this facility. Due to the plant expansion currently in progress, there will be a 220,000 square foot increase in manufacturing and office space and 125,000 square foot increase in cold and dry storage warehouse space. This will bring increased capacity of approximately 53,000,000 gallons. The expansion is expected to be completed in 2005.
    The Company owns a manufacturing plant with an adjoining cold storage warehouse in Fort Wayne, Indiana. This facility has approximately 58,000 square feet of manufacturing and office space and 102,000 square feet of dry and cold storage space. The plant has an estimated maximum capacity of 75,000,000 gallons per year. During 2004, approximately 65,000,000 gallons of ice cream and related products were produced at this facility.
    The Company owns a manufacturing and distribution facility in Houston, Texas. This facility has approximately 50,000 square feet of manufacturing, dry storage and office space and 80,000 square feet of cold storage warehouse space. The plant has an estimated maximum capacity of 30,000,000 gallons per year. During 2004, approximately 26,000,000 gallons of ice cream and related products were produced at this facility.
    The Company owns a manufacturing plant with an adjoining cold storage warehouse in Tulare, California. This facility has approximately 66,000 square feet of manufacturing and office space and 57,000 square feet of cold storage space. The plant has an estimated maximum capacity of 22,000,000 gallons and 10,000,000 dozens per year. During 2004, approximately 17,000,000 gallons and 8,000,000 dozens of ice cream and related products were produced at this facility.
    The Company owns a manufacturing and distribution facility in Laurel, Maryland. This facility has approximately 86,000 square feet of manufacturing and office space and 22,000 square feet of cold and dry storage warehouse space. The plant has an estimated maximum capacity of 48,000,000 dozens per year. During 2004, approximately 29,000,000 dozens of ice cream and related products were produced at this facility. Due to the plant expansion currently in progress, there will be a 272,000 square foot increase in manufacturing and office space and 311,000 square foot increase in cold and dry storage warehouse space. This will bring increased capacity to approximately 118,000,000 dozens. The expansion is expected to be completed in 2005 and 2006.
    The Company leases an ice cream manufacturing plant with an adjoining cold storage warehouse located in the City of Commerce, California. This facility has approximately 72,000 square feet of manufacturing, dry storage and office space and 18,000 square feet of cold storage space. The lease on this property, including renewal options, expires in 2011. The plant has an estimated maximum capacity of 28,000,000 gallons and 15,000,000 dozens per year. During 2004, approximately 22,000,000 gallons and 1,000,000 dozens of ice cream and related products were produced at this facility.
    The Company owns a cold storage warehouse facility located in the City of Industry, California. This facility has approximately 80,000 square feet of cold and dry storage warehouse space and office space. This facility supplements the cold storage warehouse and office space leased in the City of Commerce.
    The Company owns a manufacturing and distribution facility in Salt Lake City, Utah. This facility has approximately 26,000 square feet of manufacturing, dry storage and office space and 28,000 square feet of cold storage space. Approximately 2,600 square feet of dry storage space included in the facility’s 26,000 square feet is leased. Another 18,000 square feet of dry storage space and 4,000 square feet of cold storage space is leased. The plant has an estimated maximum capacity of 8,000,000 gallons per year. During 2004, approximately 6,000,000 gallons of ice cream and related products were produced at this facility.
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
    The Company leases or rents other various local distribution and office facilities with leases expiring within a period of eight years (including renewal options), except for one that has approximately 83 years remaining (including renewal options).

Item 3.	Legal Proceedings.
    The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
    Not applicable.
Executive Officers of the Registrant
    The Company’s executive officers and their ages are as follows:

Name	Age	Position

T. Gary Rogers	62	Chairman of the Board of Directors and Chief Executive Officer
Thomas M. Delaplane	60	Executive Vice President — Sales
J. Tyler Johnston	51	Executive Vice President — Marketing
Timothy F. Kahn	51	Executive Vice President — Chief Operating Officer
William R. Oldenburg	58	Executive Vice President — Operations
Alberto E. Romaneschi	46	Executive Vice President — Finance and Administration and
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    (a) Market information.
    The Company’s Class A callable puttable common stock has been traded on the Nasdaq National Market (NASDAQ) under the symbol “DRYR” since June 27, 2003, following the closing of the Dreyer’s Nestlé Transaction. The following table sets forth the range of quarterly high and low closing sale prices of the Class A callable puttable common stock of the Company as reported on NASDAQ from June 27, 2003 to December 25, 2004:

	High	Low

2004
First Quarter	$79.00	$77.55
Second Quarter	79.24	78.80
Third Quarter	80.00	78.97
Fourth Quarter	80.50	79.90
2003
Second Quarter (since June 27, 2003)	78.75	78.75
Third Quarter	79.00	77.05
Fourth Quarter	77.82	77.16
    Prior to the closing of the Dreyer’s Nestlé Transaction, the common stock of DGIC was traded on NASDAQ under the symbol “DRYR.” The following table sets forth the range of quarterly high and low closing sale prices of the common stock of DGIC as reported on NASDAQ during the periods indicated:

	High	Low

2003
First Quarter	$74.58	$61.30
Second Quarter (through June 26, 2003)	79.10	59.65
    Holders.
    On March 3, 2005, there were approximately 1,639 holders of record of the Company’s Class A callable puttable common stock and two holders of record of the Company’s Class B common stock.
    Dividends.
    The Company declared regular quarterly dividends of $.06 per share of Class A callable puttable and Class B common stock for stockholders of record on March 26, 2004, June 25, 2004, September 24, 2004, December 24, 2004, June 27, 2003, September 26, 2003 and December 26, 2003.
    As provided in the Governance Agreement among the Company, Nestlé Holdings, Inc., and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding fiscal year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for 2004 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2005 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock.
    The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management — Equity Compensation Plan Information” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission is incorporated by reference.
    (b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
    Not applicable.
    (c) Purchases of equity securities by the issuer and affiliated purchasers.
    Not applicable.

Item 6.	Selected Financial Data.
    The selected consolidated financial data of the Company has been derived from the audited consolidated financial statements and accompanying notes of the Company for the years ended December 25, 2004 and December 27, 2003 and of NICC for the years ended December 31, 2002, December 31, 2001 and December 31, 2000. The Company is the successor entity to NICC and was formed in connection with the Dreyer’s Nestlé Transaction. The accompanying selected financial data that is as of a date, or for a period ended, before June 27, 2003 represents the accounts of NICC or its predecessor entities. The information set forth below is not necessarily indicative of the results of the Company’s future operations and should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year(1)

	2004(2),(3)	2003(2),(3)	2002(3)	2001	2000

	(In thousands, except per share amounts)
Operations:
Net sales(4)	$1,547,692	$1,147,649	$598,181	$618,489	$666,901
Total net revenues	1,588,428	1,190,561	603,031	621,564	668,938
Net (loss) income	(81,891)	(75,735)	(70,994)	(28,731)	6,427
Net (loss) income available to Class A callable puttable and Class B common stockholders	(342,366)	(191,780)	(70,994)	(28,731)	6,427
Operations — Pro Forma (unaudited):
(Loss) income before income tax benefit (provision)(5)	n/a	n/a	n/a	(25,369)	6,427
Income tax benefit (provision)(6)	n/a	n/a	n/a	8,561	(3,667)
Net (loss) income to member(s)(7)	n/a	n/a	n/a	(16,808)	2,760
Per Share of Class A Callable Puttable and Class B Common Stock:
Basic net (loss) income per share	(3.62)	(2.44)	(1.10)	(.45)	.10
Diluted net (loss) income per share	(3.62)	(2.44)	(1.10)	(.45)	.10
Dividends declared per share(8)	.24	.18	n/a	n/a	n/a
Balance Sheet:
Total assets	3,246,694	3,091,423	754,136	875,772	331,168
Working capital	81,193	165,655	3,861	22,212	66,920
Long-term debt(9)	354,600	151,429	73,142	71,442
Class A callable puttable common stock(10)	2,251,040	1,903,314	n/a	n/a	n/a
Stockholders’ equity	247,471	612,568	608,665	680,683	251,138

(1)	The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Effective upon the closing of the Dreyer’s Nestlé Transaction, the Company changed its fiscal periods from NICC’s calendar year ending on December 31 to a 52-week or 53-week year ending on the last Saturday in December.

For the period from January 1, 2000 to December 31, 2001, NICC maintained a calendar fiscal year and interim periods. Subsequent to Nestlé Prepared Foods’ acquisition of the remaining 50 percent interest in NICC in December 2001, NICC adopted a modified 52-week fiscal year. Interim periods were based on a four-week or five-week month (13 weeks per quarter) with the exception that the full fiscal year ended on December 31.

(2)	Results for 2004 reflect the results of NICC and DGIC from December 28, 2003 to December 25, 2004. Results for 2003 reflect the results of NICC from January 1, 2003 to December 27, 2003 and the results of DGIC from June 27, 2003 to December 27, 2003.

(3)	Results for 2004 and 2003 reflect substantially higher revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. Results for 2004 and 2003 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For 2004, these charges include $260,475,000 of accretion of Class A callable puttable common stock and $16,788,000 of stock option compensation expense. For 2003, these charges include $116,045,000 of accretion of Class A callable puttable common stock, $51,086,000 of employee severance and retention benefits, $18,148,000 of stock option compensation expense, $14,941,000 of loss on divestiture and $11,495,000 of in-process research and development expense. Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). Stock option compensation expense represents unearned compensation which is being expensed over the terms of three-year employment agreements as service is performed and as the unvested options vest. Future stock option compensation expense will be $13,207,000 and $3,325,000 for 2005 and 2006, respectively.

Fiscal 2004, 2003 and 2002 results do not include goodwill amortization because, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which required that goodwill and other indefinite-lived intangible assets no longer be amortized. During the third quarter of 2002, NICC determined that the carrying value of goodwill exceeded its implied fair market value and reduced the carrying value of its goodwill by $69,956,000 to equal the estimated fair market value of goodwill.

(4)	As a result of the Emerging Issues Task Force (EITF), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” (EITF 01-9) beginning in the first quarter of 2002 certain expenses previously classified as Cost of goods sold or as Selling, general and administrative expenses are now recorded as a reduction of Net sales. In accordance with this pronouncement, the results for 2001 and 2000 reflect this retroactive reclassification which had no effect on net (loss) income as previously reported. NICC adopted EITF 01-9 for all periods since its inception.

(5)	NICC was a limited liability company and until December 26, 2001 was treated as a partnership for United States income tax purposes. When it was treated as a partnership, NICC was not subject to taxation; rather, any income tax liability was the responsibility of its members. Effective December 26, 2001, NICC became a wholly-owned subsidiary of Nestlé Prepared Foods and was taxed as a division of its corporate owner.

(6)	Pro forma income tax benefit (provision) is presented as if NICC had been a taxable entity for all periods prior to becoming a taxable entity. The pro forma effective tax rate differs from the statutory rate of 35 percent primarily due to state taxes and certain nondeductible items.

(7)	Pro forma net (loss) income to member(s) is calculated as (loss) income before income tax benefit (provision) plus Pro forma income tax benefit (provision).

(8)	The Company declared regular quarterly dividends of $.06 per share of Class A callable puttable and Class B common stock for shareholders of record on March 26, 2004, June 25, 2004, September 24, 2004, December 24, 2004, June 27, 2003, September 26, 2003 and December 26, 2003. No dividends were declared by NICC during 2003 and earlier years.

(9)	Includes the current and long-term portions of long-term debt and the Nestlé S.A. credit facility.

(10)	Class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83 per share during two periods: December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006. The Class A callable puttable common stock may be redeemed (called) by the Company at the request of Nestlé S.A., in whole, but not in part, at a price of $88 per share during the period beginning on January 1, 2007 and ending on June 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
    We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Annual Report on Form 10-K and in the documents referred to in this Annual Report on Form 10-K (if any), including, but not limited to, the following:

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
The Merger Agreement and Recent Acquisitions
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
    As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery®and Whole Fruittm Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of Integrated Brands. On June 25, 2003, the FTC issued its decision and order approving the aforementioned divestiture transaction in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and Purchased Assets.
    Pursuant to the APA, the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs® and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed dollar limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. The exact markets within the Territories, the product mix and the volume of products that Eskimo Pie will choose to deliver are uncertain and the Company is unable to estimate the financial implications of this right.
    On July 9, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain aspects of the agreements between the parties to the Divestiture Transaction and thereby modify the Decision and Order, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products. On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain additional aspects of the agreements between the parties to the Divestiture Transaction and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit name for DGIC’s line of fruit bars. The Company is unable to estimate the financial implications of this change.
    Under the Decision and Order, Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Decision and Order, the B&J Agreement was terminated effective December 31, 2003. The Decision and Order also provides for the termination of DGIC’s joint venture with M&M/ Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Decision and Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.
    On February 17, 2004, the Company acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company) from The Pillsbury Company (Pillsbury). The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of December 25, 2004, there were approximately 237 franchised Häagen-Dazs parlors in the United States. The Company performed the significant subsidiary test on this acquisition and determined it was not material.
    On July 26, 2004, the Company acquired Silhouette Brands, Inc. (Silhouette) for a purchase price of approximately $63,000,000. The purchase price consisted of approximately $58,000,000 paid in cash for the capital stock of Silhouette plus approximately $5,000,000 of other intangibles acquired in the Dreyer’s Nestlé Transaction. Silhouette sold low fat and low carb ice cream snacks under its brands, Skinny Cow® and Skinny Carb Bartm. The Company performed the significant subsidiary test on this acquisition and determined it was not material.
    On August 2, 2004, the Company acquired all of the stock of a corporation which owned real property adjacent to the Company’s manufacturing plant in Laurel, Maryland for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the plant. On August 4, and October 18, 2004, the Company acquired additional pieces of real property adjacent to the plant. The total price paid for these purchases was approximately $13,000,000.
Business Strategy
    The Company manufactures and distributes ice cream and other frozen dessert products. The “Dreyer’s Grand Ice Cream” line of products is marketed throughout the western states and Texas and select markets in the Far East. The “Edy’s® Grand® Ice Cream” line of products is sold under the Edy’s brand name throughout the remaining regions of the United States and select markets in the Caribbean and South America. The Company manufactures and/or distributes products under license from Nestlé USA Prepared Foods, Nestlé S.A., Société des Produits Nestlé S.A. and Nestec Ltd., including Häagen-Dazs ice cream, Drumstick® ice cream sundae cones, Nestlé Crunch® and Butterfinger® ice cream bars and Carnation® ice cream sandwiches. The Company also manufactures under license and/or distributes brand ice cream and frozen dessert products for other companies (Partner Brands).
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
    These initiatives are based on the Company’s belief that significant advantages can be achieved by the synergistic interaction of strong brands and a strong distribution system. Underlying the strategic initiatives is a commitment to win consumer preference through the presentation of well-marketed brands and products in a wide variety of channels, with a strong focus on the factors of display, stocking and flavor selection that impact impulse-based consumer purchases.
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
    The Company also provides distribution services through its own system for Partner Brands. Significant current Partner Brands include Healthy Choice and certain CoolBrands products. Distribution of Partner Brands through its own distribution system provides the Company with incremental revenues. Partner Brand distribution arrangements are generally provided under contracts of various durations. While the Company believes that distribution of Partner Brand products is beneficial to its profits and is valuable to the brand owners, the Partner Brands often compete with the Company’s own products, and the owners of the Partner Brands are generally accountable for selling and marketing functions. The owners of the Partner Brands may elect to terminate their relationships with the Company when allowed to do so by their individual contracts, and such relationships have been terminated in the past.
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

•	Consolidation of the functions of the DGIC and NICC headquarters into a single unit.

•	Transfer of selling accountability from the previous NICC system to DGIC’s system, and divestiture of the NICC route structure and its supporting personnel and assets to Eskimo Pie.

•	Transfer of certain distribution operations of NICC from various third-party distribution methods to the Company’s own route system.

•	Elimination of redundant third-party service agreements and procurement arrangements.

•	Realization of freight, warehousing, and manufacturing savings by reallocation of production to more efficient geographical locations, closing of the DGIC Union City, California manufacturing facility, and transfer of warehousing from third-parties to Company-owned warehouses in some areas.

•	Execution of the divestiture and other requirements of the Decision and Order.
    While many of these activities accomplished within the first year following the closing of the Dreyer’s Nestlé Transaction, others, such as the realization of manufacturing and logistical savings, will not be fully realized until 2006 and beyond. The Company has incurred, and expects to continue to incur substantial expenses and capital expenditures in order to implement the Integration Plan and carry out its business strategy, particularly in the process of integrating the businesses of DGIC and NICC and realizing synergies from the combination.
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
Risks and Uncertainties
    The business combination of DGIC and NICC involves the integration of two businesses that previously operated independently. It is possible that the Company will not be able to integrate the operations of DGIC and NICC without encountering difficulties. Any difficulty in successfully integrating the operations of the two businesses could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company, and could lead to a failure to realize the anticipated synergies of the combination. The Company’s management has been required to dedicate substantial time and effort to the integration of DGIC and NICC. During the integration process, these efforts could divert management’s focus and resources from other strategic opportunities and operational matters. If the Company’s plans for expansion of its existing manufacturing facilities or build out of new manufacturing facilities are delayed, such delays could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
    As a condition to the closing of the Dreyer’s Nestlé Transaction, the FTC required that DGIC and NICC divest certain assets. In accordance with the Decision and Order, DGIC sold its Dreamery and Whole Fruit Sorbet brands and assigned its license to the Godiva ice cream brand, and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
    To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. The Company had calculated an allowance for freezer cabinet retirements using a sampling methodology. When specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, were applied against this allowance. In the second quarter of 2004, the Company completed a project which implemented a new system to inventory and track its retail freezer cabinets. The new system allows for the specific identification of freezers and the recording of retirements when they occur. The change in the methodology for recording retail freezer cabinet retirements did not have a material impact on the Company’s results of operations.
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
    The events of September 11, 2001 reinforced the need to enhance the security of the United States. Congress responded by passing the Public Health Security and Bioterrorism Preparedness and Protection Act of 2002 (the Act), which President Bush signed into law on June 12, 2002. The Act includes a large number of provisions to help ensure the safety of the United States from bioterrorism, including new authority for the Secretary of Health and Human Services (HHS) to take action to protect the nation’s food supply against the threat of intentional contamination. The Food and Drug Administration, as the food regulatory arm of HHS, is responsible for developing and implementing these food safety measures, including four major regulations. The Company has internally reviewed its policies and procedures regarding food safety and has increased security procedures as appropriate. The Company continues to monitor risks in this area and is evaluating the impact of these regulations on an ongoing basis.
    The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. Over the past 10 years, the price of butter in the United States has averaged $1.29 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.82 and $1.14 for 2004 and 2003, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development, and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
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
    While accruals for trade promotions are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) or when the customer takes a deduction from a subsequent remittance. Settlement of fixed trade promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer.
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
    The accrual for future trade promotion settlements as of December 25, 2004 and December 27, 2003 was $18,326,000 and $19,596,000, respectively. A variation of five percent in the 2004 accrual would change the 2004 trade promotion expense by approximately $916,000.
Retail Freezer Cabinets
    To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. The Company had calculated an allowance for freezer cabinet retirements using a sampling methodology. When specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, were applied against this allowance. In the second quarter of 2004, the Company completed a project which implemented a new system to inventory and track its retail freezer cabinets. The new system allows for the specific identification of freezers and the recording of retirements when they occur.
    The net book value of freezer cabinets with retail customers and independent distributors was $17,861,000 (original cost of $42,457,000, less accumulated depreciation of $24,596,000) and $22,532,000 (original cost of $47,021,000, less accumulated depreciation of $18,639,000 and an allowance for retirement of $5,850,000) at December 25, 2004 and December 27, 2003, respectively. At December 25, 2004, there was no allowance for freezer retirements.
Goodwill
    Prior to the Dreyer’s Nestlé Transaction, DGIC and NICC maintained different goodwill impairment methodologies. Since the Merger Closing Date, the operations of these two companies have been integrated. As such, the NICC goodwill impairment methodology was phased-out and replaced by a methodology similar to that previously employed by DGIC.
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

    In the second quarter of 2004, the Company performed its impairment test on each of its five reporting units. These reporting units correspond to the Company’s five geographic segments that it used to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. As of June 26, 2004, the results of the Company’s impairment test reported a fair value greater than its carrying value for all reporting units. The carrying value of all of the Company’s reporting units closely approximated its fair market value. As a result, a moderate decline in the estimated fair market value of any of its reporting units could result in a goodwill impairment charge that could be material.
    Goodwill at December 25, 2004 and December 27, 2003 totaled $1,945,208,000 and $1,931,425,000 respectively.
Employee Bonuses, Pension and 401(k) Plan Contributions
    The Company’s liabilities for employee bonuses, pension and 401(k) plan contributions at year-end are based primarily on full-year results as compared to the Company’s annual plan. In interim periods, these accruals are based primarily on estimated full-year results and allocated to interim fiscal quarters on a pro rata basis. Historically, this methodology has been a fairly reliable means of estimating and allocating expenses to interim fiscal quarters. The Company therefore believes that there is a low likelihood that the use of different estimates and assumptions would result in a material change to these expenses. However, due to variability of the Company’s business and the resulting difficulties in accurately forecasting full-year results, interim fiscal quarterly adjustments are frequently required and occasionally some of these adjustments could be material.
    The Company’s liability for employee bonuses, pension and 401(k) plan contributions at December 25, 2004 and December 27, 2003 totaled $33,487,000 and $29,188,000 respectively. A variation of five percent in the 2004 accrual would change the 2004 expense of these programs by $1,674,000.
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
    The Company’s liability for self-insured health and workers compensation plans at December 25, 2004 and December 27, 2003 totaled $9,177,000 and $8,312,000, respectively. Collateral for workers compensation, general liability and vehicle self-insurance claims, in the form of net cash deposits of $1,437,000 and $6,641,000 and standby letters of credits with a total face value of $22,375,000, and $7,875,000 was held by insurers at December 25, 2004 and December 27, 2003, respectively. The estimated cost of claims is charged to expense as incurred.
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
    At December 25, 2004, the Company had deferred tax assets relating to tax credit carryforwards totaling $7,219,000. Of this amount, $4,598,000 will expire between 2013 and 2024. The remaining $2,621,000 is indefinite. Utilization of these tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.
    At December 25, 2004, the Company had net operating losses totaling $491,275,000 which can be carried forward 20 years to the extent taxable income is generated. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.
    The Company’s evaluation of the need for a deferred tax asset valuation allowances has been based on objective data (e.g. income tax regulations) which is not subject to a high degree of variability. The Company therefore believes there is a low likelihood that the use of different assumptions or estimates would result in a material change to the deferred tax asset valuation allowances.
Property, Plant and Equipment, Net
    The costs of additions to property, plant and equipment, along with major repairs and improvements, are capitalized, while maintenance and minor repairs are charged to expense as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, generally ranging from three to 40 years.
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
    During 2004 and 2003, the Company concluded that the NICC finance, distribution and operations data processing systems would be transferred to the corresponding DGIC systems by 2004. As a result, the Company shortened the estimated useful lives of the affected assets to twelve months on a prospective basis as of the beginning of the third quarter of 2003. In 2004, this change resulted in a $3,913,000 increase in depreciation expense and corresponding increase in net loss of $(2,413,000), after the effect of the related income tax benefit, or $(.03) per diluted common share. In 2003, this change resulted in a $2,293,000 increase in depreciation expense and a corresponding increase in net loss of $(1,513,000), after the effect of the related income tax benefit, or $(.02) per diluted common share.
    During the second quarter of 2003, the Company changed to a statistical-based sampling methodology to estimate retail freezer cabinet retirements. Based on the results of the initial statistical sample and recent historical experience, the Company concluded that the estimated useful lives of these assets should be shortened from eight to five years on a prospective basis as of the beginning of the third quarter of 2003. In 2004, this change resulted in a $1,500,000 increase in depreciation expense and a corresponding increase in net loss of $(925,000), after the effect of the related income tax benefit, or $(.01) per diluted common share. In 2003, this change resulted in a $3,000,000 increase in depreciation expense and a corresponding increase in net loss of $(1,980,000), after the effect of the related income tax benefit, or $(.03) per diluted common share.
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
    At December 25, 2004 and December 27, 2003, the allowance for doubtful accounts totaled $5,987,000 and $5,668,000, respectively.
Other Long-Term Obligations
    Tax returns for years after 2001 are open to examination by the Internal Revenue Service. Management believes that adequate amounts of taxes and related interest and penalties, if any, have been provided for adjustments that may result from any examination of tax returns for these years.
Results of Operations
Factors Affecting Comparability
    The Company, the successor entity to NICC, was formed as a result of the Dreyer’s Nestlé Transaction on the Merger Closing Date. The accompanying Consolidated Financial Statements and related notes that are as of a date, or for a period ended, before June 27, 2003, represent the accounts of NICC or its predecessor entities.
    The Consolidated Financial Statements for 2004 include the results of operations of DGIC and NICC for the entire period from December 28, 2003 to December 25, 2004. The Consolidated Financial Statements for 2003 include the results of operations of DGIC for the period following the Merger Closing Date through December 27, 2003, and of NICC for the period from January 1, 2003 to December 27, 2003. The Consolidated Financial Statements for 2002 include the results of operations of NICC only.
    Due to the lack of comparability of results due to the Dreyer’s Nestlé Transaction, the period-to-period percentage changes for 2004 versus 2003 and 2003 versus 2002 presented below are not necessarily indicative of percentage changes to be expected in the future.

Pro Forma Disclosures
    The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction had occurred at the beginning of the periods presented in 2003 and 2002. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore, is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. This unaudited pro forma financial information should be read in conjunction with the Company’s Current Report on Form 8-K/ A filed with the Securities and Exchange Commission on July  21, 2003. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may differ from these estimates and assumptions. As the Dreyer’s Nestlé Transaction and the Divestiture Transaction occurred prior to the 2004 fiscal year, pro forma disclosures do not apply in 2004.

	2003(1)	2002

	(In thousands, except per
	share amounts)
Pro forma total net revenues	$1,761,325	$1,797,637

Pro forma net loss	$(95,387)	$(55,189)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(336,890)	$(296,656)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(3.74)	$(3.29)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of Class A callable puttable common stock increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is anti-dilutive.

Financial Overview
    For 2004, the Company reported a net loss available to Class A callable puttable and Class B common stockholders of $(342,366,000), or $(3.62) per diluted common share, compared to a net loss available to Class A callable puttable and Class B common stockholders of $(191,780,000), or $(2.44) per diluted common share, for 2003. Total net revenues increased 33 percent to $1,588,428,000 for 2004 from $1,190,561,000 for 2003. Total net revenues increased 97 percent to $1,190,561,000 for 2003 from $603,031,000 for 2002.

    Results for 2004 and 2003 reflect substantially higher revenues and expenses primarily as a result of the Dreyer’s Nestlé Transaction. In addition, results for 2004 and 2003 were also affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For 2004, these transaction, integration and restructuring charges include $260,475,000 of accretion of Class A callable puttable common stock(1)and $16,788,000 of stock option compensation expense(2). For 2003, these transaction, integration and restructuring charges include $116,045,000 of accretion of Class A callable puttable common stock(1), $51,086,000 of employee severance and retention benefits, $18,148,000 of stock option compensation expense(2), $14,941,000 of loss on divestiture and $11,495,000 of in-process research and development expense.

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date) (See discussion following the table below).

(2)	Stock option compensation expense represents unearned compensation which is being expensed over the terms of three-year employment agreements as service is performed and as the unvested options vest. Future stock option compensation expense will be $13,207,000 and $3,325,000, for 2005 and 2006, respectively.

    The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

				Period-to-Period
				Variance
				Favorable (Unfavorable)

	Percentage of Total Net Revenues			2004	2003
				Compared	Compared
	Dec. 25, 2004	Dec. 27, 2003	Dec. 31, 2002	to 2003	to 2002

Total net revenues	100.0%	100.0%	100.0%	33.4%	97.4%

Costs and expenses:
Cost of goods sold	90.4	84.4	82.8	(42.8)	(101.4)
Selling, general and administrative expense	15.6	16.6	18.9	(24.7)	(74.3)
Interest, net of amounts capitalized	0.6	0.3	0.3	(126.4)	(123.8)
Royalty expense to affiliates	1.7	1.9	4.1	(19.9)	8.8
Other (income) expense, net		(0.2)	0.2	(71.3)	280.7
Severance and retention expense	0.1	4.3		95.4	(100.0)
Impairment of goodwill			11.6		100.0
In-process research and development		1.0		100.0	(100.0)
Loss on divestiture		1.3		101.4	(100.0)

	108.4	109.6	117.9	(31.9)	(83.6)

Loss before income tax benefit	(8.4)	(9.6)	(17.9)	(15.7)	(6.2)
Income tax benefit	3.2	3.2	6.1	30.4	5.3

Net loss	(5.2)	(6.4)	(11.8)	(8.1)	(6.7)
Accretion of Class A callable puttable common stock	(16.4)	(9.7)		(124.5)	(100.0)

Net loss available to Class A callable puttable and Class B common stockholders	(21.6)%	(16.1)%	(11.8)%	(78.5)%	(170.1)%

52 Weeks Ended 2004 Compared with 52 Weeks Ended 2003
    Total net revenues increased $397,867,000, or 33 percent, to $1,588,428,000 for 2004 from $1,190,561,000 for 2003.

    Net sales of company branded products, including licensed, joint venture products and Net sales to affiliates (Company Brands), increased $429,236,000, or 49 percent, to $1,312,180,000 for 2004 from $882,944,000 for 2003. The increase in net sales of Company Brands was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction, which is not indicative of increases to be expected in the future, and success of marketing campaigns and new product launches for specific products. In addition, net sales increased $26,065,000 due to the reclassification of Silhouette products as Company Brands from products manufactured and/or distributed for other companies following the Company’s acquisition of Silhouette on July 26, 2004.
    Net sales of Company Brands represented 83 percent of Total net revenues in 2004 compared with 74 percent in 2003. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by nine percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease in average price during the period was primarily due to such mix shifts towards lower-priced products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 59,300,000 gallons, or 64 percent, to approximately 152,300,000 gallons, primarily as a result of the Dreyer’s Nestlé Transaction.
    Net sales of Partner Brands decreased $29,193,000, or 11 percent, to $235,512,000 for 2004 from $264,705,000 for 2003. The decrease was driven primarily by a $106,922,000 reduction in net sales following the termination of certain distribution agreements resulting from the Dreyer’s Nestlé Transaction, offset by net sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction. The decrease also includes a $26,065,000 reduction in Partner Brand net sales following the reclassification of Silhouette products as Company Brands after the Company’s acquisition of Silhouette on July 26, 2004.
    Net sales of Partner Brands represented 15 percent of Total net revenues in 2004 compared with 22 percent in 2003. Average wholesale prices for Partner Brands decreased approximately 12 percent. These decreases in average price were largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction. Gallon sales of Partner Brands increased approximately 200,000 gallons, or one percent, to approximately 18,000,000 gallons, primarily as a result of the Dreyer’s Nestlé Transaction offset by a reduction in net sales following the termination of certain distribution agreements.
    Other revenues decreased $2,176,000, or five percent, to $40,736,000 for 2004 from $42,912,000 for 2003. This decrease was primarily attributable to a decrease of $13,458,000 for reimbursements received from Eskimo Pie for expenses incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories, offset by an increase of $10,755,000 for revenues received following the July 5, 2003 Divestiture Transition from Integrated Brands, a subsidiary of CoolBrands, for manufacturing and distribution of the Divested Brands. The cost of providing these services is included in Cost of goods sold. Other revenues represented two percent of Total net revenues in 2004 compared with four percent in 2003.
    Cost of goods sold increased $430,667,000 or 43 percent, to $1,435,862,000 for 2004 from $1,005,195,000 for 2003. The increase in Cost of goods sold was driven by the incremental sales volume of the DGIC product lines, incremental distribution expenses from the DGIC distribution system, an approximate $57,300,000 increase in the cost of cream and an $11,380,000 increase in drayage expense paid to Integrated Brands for the delivery of certain products.
    The Company’s gross profit, which is defined as Total net revenues less Cost of goods sold, decreased by $32,800,000, or 18 percent, to $152,566,000 from $185,366,000, representing a 9.6 percent gross margin compared with a 15.6 percent gross margin for 2003. The decrease in gross profit is primarily attributable to an increase of approximately $57,300,000 in the cost of cream which was partially offset by a product mix shift from lower margin Partner Brands towards higher margin Company Brands. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin in future periods.

    Selling, general and administrative expenses increased $49,060,000, or 25 percent, to $247,405,000 for 2004 from $198,345,000 for 2003. Selling, general and administrative expenses were 15.6 percent and 16.6 percent of Total net revenues in 2004 and 2003, respectively. The dollar increase was primarily attributable to the selling, general and administrative expenses of the acquired DGIC business as a result of the Dreyer’s Nestlé Transaction, an increase in marketing expenses, expense related to minimum volume commitments under co-pack arrangements of $14,538,000 and a decrease in stock option compensation expense of $1,360,000. The decrease in Selling, general and administrative expenses as a percentage of Total net revenues is primarily attributable to the Dreyer’s Nestlé Transaction which increased Total net revenues by a relatively larger amount than the increase in Selling, general and administrative expenses.
    Interest expense increased $5,188,000, or 126 percent, to $9,291,000 for 2004 from $4,103,000 for 2003, primarily due to the repayment of the obligations under the Note Purchase Agreements, which included make-whole interest of $2,828,000, accrued interest of $666,000 and unamortized debt issuance costs of $210,000. The make-whole interest represented the present value of the remaining interest payments which would have been paid over the original term of the debt. In addition, the Company expensed the remaining unamortized debt issuance costs of $706,000 due to the termination of the revolving line of credit in 2004. The increase was also attributed to higher average borrowings which were partially offset by lower weighted-average interest rates.
    Royalty expense to affiliates increased $4,524,000, or 20 percent, to $27,288,000 for 2004 from $22,764,000 for 2003, due to increased net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks and/or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snack products.
    Other (income) expense, net decreased $1,866,000, or 71 percent, to income of $(752,000) for 2004 from income of $(2,618,000) for 2003. The decrease in Other (income) expense, net was primarily attributable to other income from settlement of litigation in 2003 of $(2,602,000) offset by an increase in earnings from joint ventures and equity affiliates of $(1,674,000) in 2004.
    Severance and retention expense decreased $48,752,000, or 95 percent, to $2,334,000 for 2004 from $51,086,000 for 2003. The 2004 expense consists of $2,334,000 of severance and retention benefits as a result of the Dreyer’s Nestlé Transaction. The 2003 expense consists of $48,545,000 of severance and retention benefits and $2,541,000 relating to the forgiveness of NICC employee loans, both as a result of the Dreyer’s Nestlé Transaction.
    In-process research and development expense totaled $11,495,000 for 2003, which represents the fair value of new products under development by DGIC that were acquired in the Dreyer’s Nestlé Transaction. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), this assigned value was charged to expense.
    Reversal of accrued divestiture expenses was $(216,000) for 2004. Loss on divestiture of $14,941,000 for 2003 includes an impairment of the Purchased Assets of $11,867,000, $2,851,000 for divesture expenses and a $223,000 loss on sale of the Divested Brand inventory.
    Income tax benefit increased by $11,878,000 to $50,893,000 for 2004 from $39,015,000 for 2003 primarily due to a correspondingly higher pre-tax loss in 2004. The effective tax rate increased to 38.3 percent for 2004 from 34.0 percent for 2003. The effective tax rate was lower during 2003 due to the fact that the 2003 rate included In-process research and development expense of $11,495,000 which is not deductible for income tax purposes.
    Accretion of Class A callable puttable common stock increased by $(144,430,000) to $(260,475,000) for 2004 from $(116,045,000) for 2003. The increase is primarily attributable to the fact that there were 364 days of accretion in 2004 and only 184 days of accretion in 2003. In addition, the increase is attributable to additional

Class A shares that were outstanding during 2004 versus 2003 as a result of stock option exercises and the increase in the fair value from the Merger Closing Date to the Initial Put Date. The Class A callable puttable common stock is being accreted from the $57.99 average closing market price of DGIC’s common stock on the NASDAQ over the five business days beginning two business days prior to the announcement date of the Merger Agreement and ending two business days following the announcement date of the Merger Agreement, to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method.
52 Weeks Ended 2003 Compared with 52 Weeks Ended 2002
    Total net revenues increased $587,530,000 or 97 percent, to $1,190,561,000 for 2003 from $603,031,000 for 2002.
    Net sales of Company Brands, including licensed, joint venture products, and Net sales to affiliates, increased $322,223,000, or 57 percent, to $882,944,000 for 2003 from $560,721,000 for 2002. The increase in net sales of Company Brands was primarily driven by sales of DGIC Company Brand products acquired in the Dreyer’s Nestlé Transaction.
    Net sales of Company Brands represented 74 percent of Total net revenues in 2003 compared with 93 percent in 2002. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by 24 percent. Changes in the average price of Company Brands are heavily influenced by shifts in product mix between the Company’s different packaged and frozen snack products. The decrease during the period was primarily due to such mix shifts towards lower-priced products as a result of the Dreyer’s Nestlé Transaction. Gallon sales of Company Brands, including frozen snacks, increased approximately 47,800,000 gallons, or 106 percent, to approximately 93,000,000 gallons as a result of the Dreyer’s Nestlé Transaction.
    Net sales of Partner Brands increased $227,245,000, or 607 percent, to $264,705,000 for 2003 from $37,460,000 for 2002. This increase was primarily driven by sales of Partner Brands that resulted from the Dreyer’s Nestlé Transaction.
    Net sales of Partner Brands represented 22 percent of Total net revenues in 2003 compared with six percent in 2002. Average wholesale prices for Partner Brands increased approximately 57 percent. Gallon sales of Partner Brands increased by 350 percent over those in 2002. These extraordinarily high increases were largely a result of the volume and mix change due to the Dreyer’s Nestlé Transaction.
    Other revenues increased $38,062,000, or 785 percent, to $42,912,000 for 2003 from $4,850,000 for 2002. This increase was attributable to $25,005,000 of revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands, $13,884,000 of reimbursements received from Eskimo Pie for the payroll expense incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories, and $488,000 of revenues related to transition services provided to Integrated Brands and Eskimo Pie to support the divested distribution centers in the Territories. The cost of providing these services is included in Cost of goods sold. The increase was partially offset by a decrease in special handling revenue of $867,000 and a decrease in freezer rental revenue of $448,000. Other revenues represented four percent of Total net revenues in 2003 compared with one percent in 2002.
    Cost of goods sold increased $506,151,000 or 101 percent, to $1,005,195,000 for 2003 from $499,044,000 for 2002. The increase in Cost of goods sold was attributable to the Dreyer’s Nestlé Transaction.
    The Company’s gross profit increased by $81,379,000, or 78 percent, to $185,366,000 from $103,987,000, representing a 15.6 percent gross margin compared with a 17.2 percent gross margin for 2002. The increase in gross profit was primarily attributable to an increase in Total net revenues as a result of the Dreyer’s Nestlé Transaction and a decrease in inventory write-downs associated with packaging changes and retail spoils of $5,686,000, partially offset by a provision for freezer cabinet retirements of $6,992,000 an increase in depreciation expense of $3,000,000 resulting from a change in the estimated useful lives of freezers, an increase in expense related to minimum volume commitments under copack arrangements of $1,576,000, and settlement costs and expenses of $1,303,000 related to the resolution of certain litigation matters. The Company cannot predict the future cost of raw materials (including butter and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold and gross margin.
    Selling, general and administrative expenses increased $84,531,000, or 74 percent, to $198,345,000 for 2003 from $113,814,000 for 2002. Selling, general and administrative expenses were 16.6 percent and 18.9 percent of Total net revenues in 2003 and 2002, respectively. The dollar increase was primarily attributable to the selling, general and administrative expenses of the acquired DGIC business, stock option compensation expense of $18,632,000, professional fees to support integration and other activities of $4,146,000, settlement costs and expenses of $3,701,000 related to the resolution of certain litigation matters, payroll taxes of $3,054,000 related to stock option exercises, an increase in depreciation expense of $2,293,000 resulting from a change in the estimated useful lives of NICC’s financial and distribution data processing systems, lease termination expenses of $1,509,000 and accretion of unvested stock options of $385,000. These increases were partially offset by a decrease in compensation expense related to NICC employee loans of $447,000; there were no NICC employee loans outstanding at December 27, 2003. The unvested stock options will accrete to fair value using the effective interest rate method until the Initial Put Date, when the put value of the Class A callable puttable common share will be $83 per share.
    Interest expense increased $2,270,000, or 124 percent, to $4,103,000 for 2003 from $1,833,000 for 2002, primarily due to higher average borrowings, partially offset by lower weighted-average interest rates.
    Royalty expense to affiliates decreased $2,205,000, or nine percent, to $22,764,000 for 2003 from $24,969,000 for 2002, due to lower net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks and/or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snack products.
    Other (income) expense, net increased $4,067,000 to income of $(2,618,000) for 2003 from expense of $1,449,000 for 2002. The increase in Other (income) expense, net was primarily attributable to other income from settlement of litigation of $(2,602,000), an increase in earnings from joint ventures and equity affiliates of $1,249,000, an increase in income from brokerage programs of $738,000 and a decrease in losses from butter trading activities of $512,000, partially offset by an increase in other expense of $1,305,000 due to accretion of vested stock options. The Decision and Order required the Company to terminate DGIC’s joint venture with Mars, as well as certain manufacturing and distribution agreements with Mars as of December 31, 2003. Pursuant to the Decision and Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004. The vested stock options will accrete to fair value using the effective interest rate method until the Initial Put Date, when the put value of the Class A callable puttable common share will be $83 per share.
    Severance and retention expense totaled $51,086,000 for 2003. This expense consists of $48,545,000, of severance and retention benefits and $2,541,000 relating to the forgiveness of NICC employee loans, both as a result of the Dreyer’s Nestlé Transaction.
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
    Income tax benefit increased by $1,975,000 to $39,015,000 for 2003 from $37,040,000 for 2002 primarily due to a correspondingly higher pre-tax loss in 2003. The effective tax rate decreased to 34.0 percent from 34.3 percent for 2002 due primarily to $11,495,000 of In-process research and development which is not deductible for income tax purposes and an adjustment of $3,093,000 related to the change in NICC’s tax status.
    Accretion of Class A callable puttable common stock totaled $(116,045,000) for 2003. The Class A callable puttable common stock is being accreted from the $57.99 average closing market price of DGIC’s common stock on the NASDAQ over the five business days beginning two business days prior to the announcement date of the Merger Agreement and ending two business days following the announcement date of the Merger Agreement, to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method.
Seasonality
    The Company typically experiences more demand for its products during the spring and summer than during the fall and winter. The Company’s inventory is maintained at the same general level relative to sales throughout the year by adjusting production and purchasing schedules to meet demand. The ratio of inventory to sales typically does not vary significantly from year to year.
Effects of Inflation and Changing Prices
    The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. Over the past 10 years, the price of butter in the United States has averaged $1.29 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter was $1.82 and $1.14 for 2004 and 2003, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
    Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other (income) expense, net. During the years ended 2004, 2003 and 2002, losses from butter investments totaled $1,704,000, $937,000 and $1,449,000, respectively.
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
New Accounting Pronouncement
    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at December 25, 2004.
Financial Condition
Liquidity and Capital Resources
    The Company’s primary cash needs are to fund capital expenditures, working capital requirements, finance acquisitions, repayment of debt, and the payment of dividends to stockholders. Working capital decreased by $84,462,000 during 2004. The decrease is primarily attributable to a decrease in Trade accounts receivable and other accounts receivable of $26,168,000 during 2004 primarily due to improved timeliness of collections. The decrease is also due to an increase in Accounts payable and accrued liabilities of $21,749,000 primarily due to increased liabilities incurred for capital expenditures. The decrease is offset by an increase in Inventories of $29,369,000 primarily due to increased production for the following season’s sales needs. Taxes receivable due from affiliates decreased by $12,236,000 due to the receipt of the final reimbursement from Nestlé for tax losses. During 2004 and 2003, the Company received $21,664,000 and $16,943,000, respectively, from Nestlé for tax reimbursements.
    During 2004 and 2003, the Company paid $13,533,000 and $40,087,000, respectively, in severance and retention benefits. The Company expects to pay accrued severance and retention expenses of $1,653,000 during 2005. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $2,036,000. The majority of this amount is expected to be paid during 2005.
    During 2004 and 2003, the Company paid $182,475,000 and $32,696,000, respectively, for capital expenditures. In addition, in 2004, the Company accrued $21,889,000 for capital expenditures. In 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site which is undergoing an expansion that will increase the facility’s size and capacity. In addition, the Company is significantly expanding its East Coast production facility to enable manufacturing to be closer to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities (See “Recent Acquisitions” below). The Company plans to make additional capital expenditures of approximately $272,000,000 during 2005.
    During 2004, the Company paid approximately $58,000,000 for the capital stock of Silhouette, and $707,000 for the equity interest of the Shoppe Company. Silhouette sold low fat and low carb ice cream snacks under its distinctive brands, Skinny Cow and Skinny Carb Bar. The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlors in the United States. During 2003, the Company acquired $597,000 of cash as a result of the Dreyer’s Nestlé Transaction.
    During 2004, cash dividends paid totaled $22,670,000 resulting from a quarterly dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At December 25, 2004, the Company had 95,050,458 shares of common stock outstanding (consisting of 30,486,143 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and options to purchase 1,267,644 shares of common stock. In the event that all options outstanding at December 25, 2004 were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would total approximately $23,116,000 per year.
    Cash proceeds from stock option exercises totaled $21,724,000 and $68,290,000 in 2004 and 2003, respectively. During 2004, options to purchase 1,036,942 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $21.36. At December 25, 2004, 661,351 vested options and 606,293 unvested options were outstanding. The Company expects that most of the remaining vested stock options will be exercised during 2005 and 2006. The unvested stock options outstanding at December 25, 2004 that will vest during 2005 and 2006 totaled 285,110 and 321,183, respectively.

    The Company utilizes the following long-term debt facilities as a primary source of liquidity:
Nestlé S.A. Credit Facility
    On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility to allow the facility’s term to be extended at the option of the Company to December 31, 2005. On March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on the year-end and the half-year financial results. On May 28, 2004, the Company and Nestlé S.A. amended the events of default of this facility in conjunction with the addition of the Nestlé Capital Corporation Sub-Facility (discussed below). On December 6, 2004, the Company and Nestlé S.A. amended the maximum amount available under this facility with an increase of $250,000,000 for a new available maximum of $650,000,000.
    Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year end and half year reporting. At December 25, 2004 and December 27, 2003, the Company had $350,000,000 and $125,000,000 outstanding on this bridge loan facility bearing interest at 3.01 and 2.37 percent, respectively.
    As of December 25, 2004 and December 27, 2003, interest expense for borrowings from Nestlé S.A. totaled $5,158,000 and $1,701,000, respectively.
Nestlé Capital Corporation Sub-Facility
    On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an amendment to the long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding decrease or increase in the total borrowings available under the $650,000,000 Nestlé S.A. bridge loan facility.
    Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year end and half year reporting. At December 25, 2004, the Company had $4,600,000 outstanding on this sub-facility bearing interest at 2.99 percent.
    As of December 25, 2004, the interest expense under this facility totaled $105,000.
    At December 25, 2004 and December 27, 2003, the unused amount of the total available Nestlé S.A. credit facility, including the Nestlé Capital Corporation sub-facility, was $295,400,000 and $275,000,000, respectively.
Note Purchase Agreements
    On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements (the Notes) with various noteholders. On June 26, 2003, a third amendment to these Notes became effective under which the Company was added as a party to the Notes and became, along with NICC and Edy’s Grand Ice Cream, a guarantor of the Notes. The Notes had scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal could have increased by 0.5 percent or 1.0 percent depending on performance under various financial covenants.
    On September 5, 2003, a fourth amendment to the Notes became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.

    Upon review of its financial results during the third quarter of 2004, the Company commenced negotiations with the noteholders to modify the terms of the Notes. The Company received a waiver of certain debt covenants effective June 26, 2004 through August 31, 2004. Effective August 27, 2004 the waiver was extended through September 30, 2004. On September 30, 2004, the Company repaid the obligations of the Notes in full with available funds. The repayment of $27,780,000 included principal of $24,286,000, make-whole interest of $2,828,000, and accrued interest of $666,000. The make-whole interest represented the present value of the remaining interest payments which would have been paid over the original term of the debt. In addition, the Company expensed the remaining unamortized debt issuance costs of $210,000. At December 25, 2004 and December 27, 2003, the Company had $0 and $26,429,000, respectively, of remaining principal outstanding on these Notes.
Revolving Line of Credit
    On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Effective on June 16, 2004, the Company notified its revolving line of credit lenders to voluntarily terminate the $240,000,000 available line and the Company expensed the remaining unamortized debt issuance costs of $706,000.
Fair Value of Financial Instruments
    At December 25, 2004, the fair value of the Company’s long-term debt equaled its carrying amount. At December 27, 2003, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.
Funding Put/ Call of Class A Callable Puttable Common Stock
    Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.
    If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,636,000,000, based on 30,486,143 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,267,644 shares of Class A puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.
    The Company believes that the Nestlé S.A. credit facility and its contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call for the Class A callable puttable common stock, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements.

Known Contractual Obligations
    Known contractual obligations and their related due dates at December 25, 2004 are as follows:

Contractual Obligations	Total	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter

	(In thousands)
Nestlé S.A. credit facility (1)	$354,600	$-	$354,600	$-	$-	$-	$-
Operating leases	34,125	11,631	6,702	4,632	3,640	3,164	4,356
Purchase obligations(2)	410,298	373,200	22,802	6,235	4,552	1,997	1,512
Penalty for co-pack arrangement(3)	19,500	3,900	3,900	3,900	3,900	3,900
Other long-term obligations (4)	2,635,600	2,635,600

Total	$3,454,123	$3,024,331	$388,004	$14,767	$12,092	$9,061	$5,868

    The Company does not have any capital lease obligations.
    The Company has guaranteed certain liabilities of The Häagen-Dazs Shoppe Company, Inc. (the franchisor) which DGIC acquired from The Pillsbury Company on February 17, 2004. The Company has guaranteed the obligations of the franchisor to furnish goods and services to certain franchisees in the State of Illinois.

(1)	The Company’s future estimated interest payable under the $650,000,000 Nestlé S.A. credit facility, which includes the $50,000,000 Nestlé Capital Corporation sub-facility, is a function of borrowing levels and interest rates which will vary in the future. Interest payments under these facilities are currently estimated to be approximately $20,500,000 for the next four quarters.

(2)	The Company’s purchase obligations are primarily contracts to purchase ingredients used in manufacturing the Company’s products and capital expenditures.

(3)	The Company incurred penalty fees for not purchasing an amount greater than or equal to the yearly volume commitment under a co-pack arrangement. In 2004, the Company formally decided to cease the use of services under the co-pack arrangement with the manufacturing company and incurred penalties for the remaining years of the arrangement.

(4)	The estimated aggregate put price, the only obligation included in the Company’s Other long-term obligations, is calculated by multiplying the total estimated number of Class A callable puttable shares of common stock times the $83.00 per share put price. At December 25, 2004, the estimated number of Class A callable puttable shares of common stock totaled 31,753,787 (consisting of 30,486,143 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,267,644 shares of Class A callable puttable common stock). For purposes of the above table, the Company has assumed that the put right will be exercised during the first put option period beginning in December 2005. If the Class A callable puttable common stockholders do not fully exercise their put rights in December 2005, a portion of this long-term obligation could be incurred in fiscal 2006.

Recent Acquisitions
    On February 17, 2004, the Company acquired all of the equity interest of the Shoppe Company from Pillsbury. The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of December 25, 2004, there were approximately 237 franchised Häagen-Dazs parlors in the United States. The Company performed the significant subsidiary test on this acquisition and determined it was not material.
    On July 26, 2004, the Company acquired Silhouette for a purchase price of approximately $63,000,000. The purchase price consisted of approximately $58,000,000 in cash paid for the capital stock of Silhouette plus approximately $5,000,000 of other intangibles acquired in the Dreyer’s Nestlé Transaction. Silhouette sold low fat and low carb ice cream snacks under its brands, Skinny Cow and Skinny Carb Bar. The Company performed the significant subsidiary test on this acquisition and determined it was not material.
    On August 2, 2004, the Company acquired all of the stock of a corporation which owned real property adjacent to the Company’s manufacturing plant in Laurel, Maryland for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the plant. On August 4, and October 18, 2004, the Company acquired additional pieces of real property adjacent to the plant. The total price paid for these purchases was approximately $13,000,000.
Related Party Transactions
    In addition to the Nestlé S.A. credit facility, the Nestlé Capital Corporation sub-facility, Governance Agreement and the contractual commitments from Nestlé and Nestlé S.A. to fund the put and/or call discussed above, the following represent material related party transactions with Nestlé and its affiliates:
Inventory Purchases
    The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $18,856,000 and $10,510,000 for 2004 and 2003, respectively.
Taxes Receivable Due from Affiliates
    In accordance with the Nestlé tax sharing policy, any intercompany taxes for NICC are to be settled by actual payment. The final reimbursement due from Nestlé for tax losses for the period from January 1, 2003 through June 26, 2003 is presented as Taxes receivable due from affiliates. Taxes receivable due from affiliates totaled $12,236,000 at December 27, 2003. The balance was paid in full by Nestlé in 2004; as such, there was no balance at December 25, 2004. During 2004 and 2003, the Company received $21,664,000 and $16,943,000, respectively, from Nestlé for tax reimbursements.
Net sales and Cost of goods sold to affiliates
    Net sales to affiliates totaled $5,096,000, $3,505,000 and $4,209,000 for 2004, 2003 and 2002, respectively.
    Cost of goods sold to affiliates totaled $5,096,000, $3,505,000 and $4,209,000 for 2004, 2003 and 2002, respectively.
Transition Services Agreement
    On the Merger Closing Date, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. The services provided under this agreement may include information technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions.
    The Company recognized Selling, general and administrative expense of $752,000, $1,470,000 and $3,460,000 for 2004, 2003 and 2002, respectively, primarily for information technology services provided under the Transition Services Agreement.
Royalty Expense to Affiliates
    Royalty expense to affiliates is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $27,288,000, $22,764,000 and $24,969,000 for 2004, 2003 and 2002, respectively.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Long-term Debt
    The Company has long-term debt with variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at December 25, 2004:

	Long-Term Debt	Interest Rates

	(In thousands)
Variable Interest Rates:
Nestlé S.A. credit facility	$350,000	3.01%
Nestlé Capital Corporation sub-facility	4,600	2.99%

	$354,600

    If variable interest rates were to increase by a factor of 10 percent, the Company’s annual interest expense would increase approximately $1,067,000.
Investments
    The Company does not have short-term or long-term monetary investments.
Commodity Costs
    The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current Federal and state regulations and industry practice, the price of cream is linked to the price of butter. Over the past 10 years, the price of butter in the United States has averaged $1.29 per pound. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter for 2004 and 2003 was $1.82 and $1.14, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. Beginning in 2002, the Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
    Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other (income) expense, net. During the years ended 2004, 2003 and 2002, losses from butter investments totaled $1,704,000, $937,000 and $1,449,000, respectively.
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
    (a) Disclosure Controls and Procedures
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
    (b) Management’s Annual Report on Internal Control Over Financial Reporting
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
    Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in a report entitled Internal Control — Integrated Framework. Based upon such assessment, our management concluded that as of December 25, 2004, the Company’s internal control over financial reporting was effective based on those criteria.
    Management’s assessment of the effectiveness of its internal control over financial reporting as of December 25, 2004 has been audited to by PricewaterhouseCoopers LLP (“PwC”), an independent registered public accounting firm and auditors of our consolidated financial statements, as stated in their report which is included herein.
    (c) Changes in internal control over financial reporting
    No changes in the Company’s internal control over financial reporting occurred during the quarter ending December 25, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
    Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
    The information set forth under the captions “Board of Directors — Nominees for Director,” “Board of Directors — Committees” “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Matters Submitted to a Vote of Stockholders — Election of Directors” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference.
    The Company has adopted a Code of Conduct that applies to all directors, officers and employees. A copy of the Code of Conduct can be accessed at the Company’s website located at http://www.dreyersinc.com by following the links provided in the “Careers and Culture” section.

Item 11.	Executive Compensation.
    The information set forth under the captions “Executive Compensation” and “Board of Directors — Remuneration of Directors” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
    The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
    The information set forth under the captions “Executive Compensation — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation — Other Relationships” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
    The information set forth under the caption “Audit and Other Fees” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
    (a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

(1)	Financial Statements
	Consolidated Statement of Operations for each of the three years in the period ended December 25, 2004	46
	Consolidated Balance Sheet at December 25, 2004 and December 27, 2003	47
	Consolidated Statement of Changes in Stockholders’ Equity for each of the three years in the period ended December 25, 2004	48
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 25, 2004	49
	Notes to Consolidated Financial Statements	50
	Report of Independent Registered Public Accounting Firm for each of the two years in the period ended December 25, 2004	84
	Report of Independent Registered Public Accounting Firm for the year ended December 31, 2002	86
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

(3)	Exhibits
	The exhibits listed in the accompanying exhibit index are filed herein or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K	87

CONSOLIDATED STATEMENT OF OPERATIONS

	December 25,	December 27,	December 31,
	2004	2003	2002

	(In thousands, except per share amounts)
Revenues:
Net sales to external customers	$1,542,596	$1,144,144	$593,972
Net sales to affiliates	5,096	3,505	4,209

Net sales	1,547,692	1,147,649	598,181
Other revenues	40,736	42,912	4,850

Total net revenues	1,588,428	1,190,561	603,031

Costs and expenses:
Cost of goods sold to external customers	1,430,766	1,001,690	494,835
Cost of goods sold to affiliates	5,096	3,505	4,209

Cost of goods sold	1,435,862	1,005,195	499,044
Selling, general and administrative expense	247,405	198,345	113,814
Interest, net of amounts capitalized	9,291	4,103	1,833
Royalty expense to affiliates	27,288	22,764	24,969
Other (income) expense, net	(752)	(2,618)	1,449
Severance and retention expense	2,334	51,086
Impairment of goodwill			69,956
In-process research and development		11,495
(Reversal of accrued divestiture expenses) loss on divestiture	(216)	14,941

	1,721,212	1,305,311	711,065

Loss before income tax benefit	(132,784)	(114,750)	(108,034)
Income tax benefit	50,893	39,015	37,040

Net loss	(81,891)	(75,735)	(70,994)
Accretion of Class A callable puttable common stock	(260,475)	(116,045)

Net loss available to Class A callable puttable and Class B common stockholders	$(342,366)	$(191,780)	$(70,994)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(3.62)	$(2.44)	$(1.10)

Diluted	$(3.62)	$(2.44)	$(1.10)

Dividends declared per common share:
Class A callable puttable	$.24	$.18

Class B	$.24	$.18

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 25,	December 27,
	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$870	$1,623
Trade accounts receivable, net	92,755	110,381
Other accounts receivable	5,890	11,580
Inventories	178,107	148,426
Prepaid expenses and other	26,450	37,723
Income taxes refundable	11,797	18,283
Taxes receivable due from affiliates		12,236
Deferred income taxes	5,643	17,265

Total current assets	321,512	357,517
Property, plant and equipment, net	519,562	392,613
Other assets	14,578	20,735
Other intangibles, net	445,834	389,133
Goodwill	1,945,208	1,931,425

Total assets	$3,246,694	$3,091,423

LIABILITIES, CLASS A CALLABLE PUTTABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$185,863	$130,360
Accrued payroll and employee benefits	54,456	59,359
Current portion of long-term debt		2,143

Total current liabilities	240,319	191,862
Nestlé S.A. credit facility	354,600	125,000
Long-term debt, less current portion		24,286
Long-term stock option liability	73,209	135,121
Other long-term obligations	41,655	18,207
Deferred income taxes	38,400	81,065

Total liabilities	748,183	575,541

Commitments and contingencies
Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value — 31,830,332 shares authorized; 30,486,143 and 29,449,201 issued and outstanding in 2004 and 2003, respectively	305	294
Class A capital in excess of par	2,251,228	1,904,124
Notes receivable from Class A callable puttable common stockholders	(493)	(1,104)

Total Class A callable puttable common stock	2,251,040	1,903,314

Stockholders’ Equity:
Class B common stock, $.01 par value — 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2004 and 2003	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(715,107)	(350,010)

Total stockholders’ equity	247,471	612,568

Total liabilities, Class A callable puttable common stock and stockholders’ equity	$3,246,694	$3,091,423

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class B Common Stock
					Investment	Accumulated
			Capital in	Accumulated	From	Net Loss to
	Shares	Par Value	Excess of Par	Deficit	Member	Member	Total

	(In thousands)
Balances at December 31, 2001	—	$—	$—	$—	$735,383	$(54,700)	$680,683
Capital contributions					2,166		2,166
Adjustment of capital contribution related to acquisition of members’ interest					(1,990)		(1,990)
Capital contributions — acquisition costs paid by Nestlé affiliate					14,693		14,693
Tax sharing adjustment						(15,893)	(15,893)
Net loss to member						(70,994)	(70,994)

Balances at December 31, 2002					750,252	(141,587)	608,665
Capital contributions — acquisition costs paid by Nestlé affiliate					17,121		17,121
Reclassification of investment from member to Class B capital in excess of par			767,373		(767,373)		—
Reclassification of accumulated net loss to member to accumulated deficit				(141,587)		141,587	—
Conversion of DGIC common stock held by Nestlé to Class B common stock	9,563	96	194,559				194,655
Issuance of Class B common stock in connection with the Dreyer’s Nestlé Transaction	55,001	550					550
Net loss				(75,735)			(75,735)
Accretion of Class A callable puttable common stock				(116,045)			(116,045)
Class A callable puttable and Class B common stock dividends declared				(16,643)			(16,643)

Balances at December 27, 2003	64,564	646	961,932	(350,010)	—	—	612,568
Net Loss				(81,891)			(81,891)
Accretion of Class A callable puttable common stock				(260,475)			(260,475)
Class A callable puttable and Class B common stock dividends declared				(22,731)			(22,731)

Balances at December 25, 2004	64,564	$646	$961,932	$(715,107)	$—	$—	$247,471

See accompanying Notes to Consolidated Financial Statements, including Class A callable puttable common stock (Note 19).

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 25,	December 27,	December 31,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(81,891)	$(75,735)	$(70,994)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	74,545	51,288	25,404
In-process research and development		11,495
(Reversal of) accrued divestiture expenses	(216)	14,941
(Gain) loss on disposal of property, plant and equipment	(766)	3,596	3,932
Provision for loss on accounts receivable	319	2,564	1,148
Provision for severance and retention expense	2,334	10,999
Penalty for co-pack arrangement	18,113	3,519	1,943
Impairment of goodwill			69,956
Provision for retail freezer retirements		6,992
Accretion of long-term stock option liability	2,752	1,690
Tax-sharing adjustment			(15,893)
Stock option compensation expense	17,037	18,632
Supplemental management retirement and savings plan expense		470	381
Employee loan compensation expense		228	675
Deferred income taxes	(44,413)	(27,479)	(3,995)
Increase in other long-term obligations	9,235	11,392
Other noncash charges	1,070
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable and other accounts receivable	26,168	60,408	29,770
Inventories	(29,369)	12,255	13,492
Prepaid expenses and other	7,697	9,224	3,420
Income taxes refundable	7,995	(11,304)
Due to/from member/ affiliates			16,959
Taxes receivable due from affiliates	12,236	4,707	(16,943)
Accounts payable and accrued liabilities	21,749	(65,598)	(42,077)
Accrued payroll and employee benefits	(7,444)	12,837	(140)

	37,151	57,121	17,038

Cash flows from investing activities:
Additions to property, plant and equipment	(182,475)	(32,696)	(25,342)
Retirements of property, plant and equipment	9,194	2,441
Purchases of businesses, net of cash acquired	(59,068)		(2,642)
Cash acquired in the acquisition of Dreyer’s Grand Ice Cream, Inc.		597
(Increase) decrease in other assets	(8,391)	241

	(240,740)	(29,417)	(27,984)

Cash flows from financing activities:
(Repayments under) long-term line of credit		(139,000)
Proceeds from Nestlé S.A. credit facility	229,600	125,000
(Repayments under) proceeds from Nestlé USA, Inc. demands notes, net		(73,142)	1,700
(Repayments under) note purchase agreements	(26,429)
Collection of notes receivable from Class A callable puttable common stockholders	611	828
Proceeds from stock option exercises	21,724	68,290
Collection of employee loans		510
Capital contributions from member			2,166
Cash dividends paid	(22,670)	(11,002)

	202,836	(28,516)	3,866

Decrease in cash and cash equivalents	(753)	(812)	(7,080)
Cash and cash equivalents, beginning of period	1,623	2,435	9,515

Cash and cash equivalents, end of period	$870	$1,623	$2,435

See accompanying Notes to Consolidated Financial Statements, including Supplemental Cash Flow Disclosures (Note 24).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business
    Dreyer’s Grand Ice Cream Holdings, Inc. (the Company) and its subsidiaries are engaged primarily in the business of manufacturing and distributing ice cream and other frozen snack products to grocery and convenience stores, foodservice accounts and independent distributors in the United States.
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
Recent Acquisitions
    On February 17, 2004, the Company acquired all of the equity interest of The Häagen-Dazs Shoppe Company, Inc. (the Shoppe Company) from The Pillsbury Company (Pillsbury). The Shoppe Company has been the franchisor of the United States Häagen-Dazs parlor business since the early 1980’s. As of December 25, 2004, there were approximately 237 franchised Häagen-Dazs parlors in the United States. The Company performed the significant subsidiary test on this acquisition and determined it was not material.
    On July 26, 2004, the Company acquired Silhouette Brands, Inc. (Silhouette) for a purchase price of approximately $63,000,000. The purchase price consisted of approximately $58,000,000 paid in cash for the capital stock of Silhouette plus approximately $5,000,000 of other intangibles acquired in the Dreyer’s Nestlé Transaction (Note 11). Silhouette sold low fat and low carb ice cream snacks under its brands, Skinny Cow® and Skinny Carb Bartm. The Company performed the significant subsidiary test on this acquisition and determined it was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    On August 2, 2004, the Company acquired all of the stock of a corporation which owns real property adjacent to the Company’s manufacturing plant in Laurel, Maryland for the sole purpose of acquiring such real property, as well as an additional parcel of real property adjacent to the plant. On August 4, and October 18, 2004, the Company acquired additional pieces of real property adjacent to the plant. The total price paid for these purchases was approximately $13,000,000.
Segment Information
    The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.
    Aggregated Total net revenues for management reporting purposes consist of Net sales of company branded products, including licensed, joint venture products and Net sales to affiliates (Company Brands), Net sales of products manufactured and/or distributed for other companies (Partner Brands), and Other revenues primarily for the manufacture and distribution of products for other companies. Net sales of Company Brands were $1,312,180,000, $882,944,000 and $560,721,000 in 2004, 2003 and 2002, respectively. Net sales of Partner Brands were $235,512,000, $264,705,000 and $37,460,000 in 2004, 2003 and 2002, respectively. Other revenues were $40,736,000, $42,912,000 and $4,850,000 in 2004, 2003 and 2002, respectively.

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

Year	NICC	DGIC

2004	12/28/03 to 12/25/04	12/28/03 to 12/25/04
2003	1/1/03 to 12/27/03	6/27/03 to 12/27/03
2002	1/1/02 to 12/31/02	n/a
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
equipment; and the recoverability of trade accounts receivable. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.
Financial Statement Presentation
    Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications did not impact the previously reported net loss, total assets, total liabilities, total stockholders’ equity or accumulated deficit.
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
Property, Plant and Equipment, Net
    The cost of additions to property, plant and equipment, along with major repairs and improvements, is capitalized, while maintenance and minor repairs are charged to expense as incurred. Property, plant and equipment is depreciated using the straight-line method over the assets’ estimated useful lives, currently ranging from three to 40 years. Interest costs relating to capital assets under construction are capitalized.
Other Intangibles, Net
    Other intangibles with definite lives are amortized using the straight-line method over their estimated useful lives, ranging from less than one year up to 84.6 years. Other intangibles with indefinite lives are not amortized.
Goodwill
    Goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company used methodologies that take into account, the goodwill for the entire Company.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets and certain identifiable intangibles for impairment annually or between annual tests if events or changes in circumstances indicate that the carrying amount of an asset may not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    The Company records discounts (off-invoice promotion and coupons), amounts paid to retailers to advertise a company’s products (fixed trade promotion) and fees paid to retailers to obtain shelf space (slotting fees) as a reduction of revenue.
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
    While accruals for trade promotion are recorded in the period in which the trade promotion occurs, settlement of these liabilities can take up to a year or more. Settlement of variable promotion typically takes place at the time the sales invoice is prepared (i.e., invoice includes discounts) or when the customer takes a deduction from a subsequent remittance. Settlement of fixed trade promotion typically takes place when the customer takes a deduction from a subsequent remittance and, to a lesser extent, through a payment made to the customer.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Shipping and Handling Costs
    The Company classifies shipping and handling expenses related to product sales as a cost of goods sold.
Advertising Costs
    The Company defers production costs for advertising and expenses these costs in the period during which the advertisement is first run. All other advertising costs are expensed as incurred. At December 25, 2004 and December 27, 2003, deferred advertising spending, including consumer promotion spending, was $5,050,000 and $3,809,000, respectively. Advertising spending, including consumer promotion spending, was $74,320,000, $40,405,000 and $12,410,000 in 2004, 2003 and 2002, respectively.
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
    NICC was a limited liability company during 2002, 2003 and 2004. Rock Island Foods, Inc. (Rock Island) was a taxable domestic corporation wholly-owned by NICC that was acquired on October 26, 2001. Effective December 26, 2001, when NICC became a taxable division of its corporate parent, both NICC’s and Rock Island’s taxable income were included in a consolidated income tax return with Nestlé. The income tax provision for the period during which NICC was a taxable entity has been prepared as though NICC was a separate taxpayer, with the exception of net operating losses that were utilized by the Nestlé consolidated group.
    Effective June 27, 2003, NICC, Rock Island and DGIC and its subsidiaries became part of a new consolidated group, for which the Company was established as the parent. Effective December 25, 2004, Rock Island was merged into NICC and then, NICC was merged into the Company. Consolidated tax returns were filed for this new consolidated group for the period June 27, 2003 through December 27, 2003, and will be filed for 2004 and for future tax years.
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
Accounting for Stock-Based Compensation
    The Company accounts for its employee stock options (Note 21) at fair value under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44).
Net Loss Per Share of Class A Callable Puttable and Class B Common Stock
    The denominator for basic net loss per share includes the number of weighted-average shares outstanding. The denominator for diluted net loss per share includes the number of weighted-average shares outstanding plus the effect of potentially dilutive securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table presents the numerators and denominators used in the basic and diluted net loss per common share calculations:

	2004	2003	2002

	(In thousands, except per share amounts)
Net loss	$(81,891)	$(75,735)	$(70,994)
Accretion of Class A callable puttable common stock	(260,475)	(116,045)

Net loss available to Class A callable puttable and Class B common stockholders	$(342,366)	$(191,780)	$(70,994)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	94,563	78,681	64,564

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(3.62)	$(2.44)	$(1.10)

Diluted	$(3.62)	$(2.44)	$(1.10)

    The weighted-average shares presented above for 2004 and 2003 include the shares that are now classified as Class B common stock for the entire period and the shares of Class A callable puttable common stock beginning on the Merger Closing Date. The weighted-average shares presented above for 2002 include the 64,564,315 shares that are now classified as Class B common stock. Diluted net loss per share for 2004, 2003 and 2002 is equal to basic net loss per share because the effect of common stock equivalents is anti-dilutive.
    Potentially dilutive securities, calculated in terms of the weighted-average share equivalent of stock options outstanding, are excluded from the calculations of diluted net loss per share when their inclusion would have an anti-dilutive effect. During 2004 and 2003, 923,000 and 2,794,000 shares of potentially dilutive securities were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted shares and diluted loss per share. There were no potentially dilutive securities outstanding during 2002.
New Accounting Pronouncement
    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation, which was subsequently revised in December 2003 (FIN 46-R), clarifies certain issues related to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of the assets, liabilities, and results of the activities of a variable interest entity. The Company has determined that it does not hold a significant variable interest in a variable interest entity under FIN 46-R at December 25, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
67 percent of the diluted shares of the Company. The Company’s Class A callable puttable common stock is listed on the Nasdaq National Market (NASDAQ) and began trading under the symbol “DRYR” on June 27, 2003, concurrent with the cessation of trading in DGIC stock. The Class B common stock is not listed for trading on any exchange.
The Divestiture Transaction
    As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruittm Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of Integrated Brands. On June 25, 2003, the FTC issued its decision and order approving the aforementioned divestiture transaction in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order). On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and Purchased Assets.
    Pursuant to the APA, the parties entered into certain agreements (the Divestiture Agreements) related to: (i) manufacture of the Divested Brands by DGIC for Integrated Brands for a period of up to one year from the Divestiture Closing Date; (ii) provision of certain transition services to Integrated Brands and Eskimo Pie; (iii) delivery of the Divested Brands to customers by DGIC for a transition period of up to one year from the Divestiture Closing Date (Transition IB Product Distribution Agreement); (iv) delivery of the ice cream brands licensed to NICC (Häagen-Dazs and Nestlé brands) to customers by Eskimo Pie for a transition period of up to one year from the Divestiture Closing Date (Transition NICC Product Distribution Agreement); (v) delivery, under certain circumstances, of certain DGIC owned and licensed ice cream brands to customers by Eskimo Pie for a period of up to five years from the Divestiture Closing Date in the Territories (Drayage Agreements); and (vi) delivery of the Divested Brands, if requested by Integrated Brands, to customers in areas where DGIC maintains company-owned routes for a period of up to 10 years from the Divestiture Closing Date. Pursuant to the terms of the Drayage Agreements, Eskimo Pie has the right, under certain circumstances, to deliver certain DGIC owned and licensed ice cream products in the Territories. The right is subject to fixed dollar limits for three years from the Divestiture Closing Date, with such limits decreasing over two additional years. It is uncertain as to the exact markets within the Territories, product mix and volume of products that Eskimo Pie will choose to deliver. The Company is unable to estimate the financial implications of this right.
    On July 9, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain aspects of the agreements between the parties to the Divestiture Transaction and thereby modify the Decision and Order, in order to facilitate the manufacture of the Divested Brands and the sale and distribution of certain DGIC products. On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain additional aspects of the agreements between the parties to the Divestiture Transaction and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit name for DGIC’s line of fruit bars. The Company is unable to estimate the financial implications of this change.
    Under the Decision and Order, Ben & Jerry’s Homemade, Inc. (Ben & Jerry’s) was permitted to give DGIC early notice of termination of the Distribution Agreement dated October 10, 2000 between DGIC and Ben & Jerry’s (the B&J Agreement). Pursuant to the Decision and Order, the B&J Agreement was terminated effective December 31, 2003. The Decision and Order also provides for the termination of DGIC’s joint venture with M&M/Mars, a division of Mars, Incorporated (Mars), as well as certain manufacturing and distribution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreements with Mars as of December 31, 2003. Pursuant to the Decision and Order, the joint venture between the Company and Mars was terminated, although the Company continued, at the request of Mars, to distribute Mars products through February 2004.
Integration Plan
    Prior to the closing of the Dreyer’s Nestlé Transaction, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the transaction (the Integration Plan). The key components of the Integration Plan include:

•	Consolidation of the functions of the DGIC and NICC headquarters into a single unit.

•	Transfer of selling accountability from the previous NICC system to DGIC’s system, and divestiture of the NICC route structure and its supporting personnel and assets to Eskimo Pie.

•	Transfer of certain distribution operations of NICC from various third-party distribution methods to the Company’s own route system.

•	Elimination of redundant third-party service agreements and procurement arrangements.

•	Realization of freight, warehousing, and manufacturing savings by reallocation of production to more efficient geographical locations, closing of the DGIC Union City, California manufacturing facility, and transfer of warehousing from third-parties to Company-owned warehouses in some areas.

•	Execution of the divestiture and other requirements of the Decision and Order.
    This Integration Plan and the related progress in its implementation are reviewed on a regular basis by the Company’s Board of Directors.

Note 4.	Accounting for the Dreyer’s Nestlé Transaction
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
    The first component of the purchase accounting was based on Nestlé’s original ownership of 9,563,016 shares, or 27.2 percent (the Nestlé Original Equity Investment), of the 35,101,634 total DGIC shares outstanding on the Merger Closing Date. The estimated purchase price for these shares was allocated to the DGIC assets and liabilities to reflect Nestlé’s historical cost as calculated under the equity method of accounting in accordance with U.S. GAAP.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
relating to the unvested stock options. This purchase price was allocated to the assets and liabilities based on a valuation study completed as of June 26, 2003 by an independent third party.
    The components of the estimated purchase price and preliminary allocation as of December 27, 2003 were as follows:

		Nestlé’s
		Original	Non-Nestlé
		Equity	Ownership at
		Investment	Fair Value	Total
	Notes	(27.2 percent)	(72.8 percent)	(100.0 percent)

		(In thousands)
Components of the Estimated Purchase Price:
Nestlé Original Equity Investment in DGIC	(i)	$193,273	$—	$193,273
Class A callable puttable common stock	(ii)		1,480,933	1,480,933
Long-term stock option liability	(iii)		372,097	372,097
Deferred compensation (unvested stock options)	(iv)		(51,468)	(51,468)
Dreyer’s Nestlé Transaction expenses	(v)		31,924	31,924

		$193,273	$1,833,486	$2,026,759

Components of the Preliminary Allocation:
Current assets, excluding inventories		$44,661	$119,268	$163,929
Inventories		29,445	78,749	108,194

Total current assets		74,106	198,017	272,123
Property, plant and equipment		57,200	164,071	221,271
Other assets		1,210	3,234	4,444
DGIC historical intangible assets		389	258	647
Other intangibles	(vi)		391,544	391,544
In-process research and development	(vii)		11,495	11,495
Goodwill		152,706	1,397,504	1,550,210

Total assets acquired		285,611	2,166,123	2,451,734

Current liabilities	(viii)	(41,798)	(123,597)	(165,395)
Long-term debt, less current portion		(44,485)	(118,801)	(163,286)
Deferred income taxes	(ix)	(6,055)	(90,239)	(96,294)

Total liabilities assumed		(92,338)	(332,637)	(424,975)

		$193,273	$1,833,486	$2,026,759

(i)	Nestlé’s Original Equity Investment in DGIC — Represents the historical cost of Nestlé’s initial equity investment in DGIC common stock (9,563,016 shares, or 27.2 percent) as determined using the equity method under U.S. GAAP.

(ii)	Class A callable puttable common stock — Represents the Non-Nestlé Ownership shares (25,538,618 shares, or 72.8 percent) multiplied by the average of the closing market prices of DGIC’s common stock on the NASDAQ over the five business days beginning two business days prior to the announcement date of the Merger Agreement and ending two business days following the announcement date of the Merger Agreement ($57.99 per share, the Announcement Date Average Closing Price). As described more fully in Note 19, the Class A callable puttable common stock is being accreted to the put value of $83.00 per share.

(iii)	Long-term stock option liability — Represents the fair value of the DGIC vested and unvested stock options as calculated under the Black-Scholes option-pricing model. As described more fully in Note 19,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the vested and unvested stock options are being accreted to the put value of the Class A callable puttable common stock of $83.00 per share.

(iv)	Deferred compensation (unvested stock options) — Represents the deferred compensation associated with the unvested stock options. The intrinsic value of the unvested stock options was allocated to unearned compensation to the extent future service is required in order to vest the unvested stock options. As described more fully in Note 19, this unearned compensation will be charged to stock compensation expense, a component of Selling, general and administrative expense, as services are performed.

(v)	Dreyer’s Nestlé Transaction expenses — Represents the Dreyer’s Nestlé Transaction expenses incurred and paid by NICC and an affiliate of Nestlé. As described more fully in Note 20, substantially all of these expenses were recorded as a capital contribution and classified as Class B common stock capital in excess of par. The remainder was paid directly by NICC.

(vi)	Other intangibles — Represents the identifiable intangible assets relating to the Non-Nestlé Ownership purchase price allocation. See Note 11 for more detail of definite-lived and indefinite-lived intangible assets.

(vii)	In-process research and development — Pursuant to FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the acquired in-process research and development costs have been expensed. The in-process research and development costs relate to a new product that DGIC is developing to provide consumers with an enhanced ice cream eating experience. The initial development work on a subset of the project had been completed as of the Merger Closing Date. An appraisal was performed by an independent third party to determine the fair value of these costs; a discounted probable future cash flow analysis was performed, anticipating material changes from the historical cash flows, such as higher margins, due to the superiority of the new product compared with the old product. A 13 percent discount rate was applied, as well as an exponentially declining (20 percent per year) probability factor of continued business, to each year of the projection period and to the residual value. Cash flows associated with the project commenced in 2004.

(viii)	Current liabilities — Included in the Non-Nestlé Ownership current liabilities were certain liabilities that were incurred upon the closing of the Dreyer’s Nestlé Transaction relating to the closing of the Divestiture Transaction and the implementation of the Integration Plan. These liabilities were included in the purchase price to the extent of the 72.8 percent Non-Nestlé Ownership and the remaining 27.2 percent were charged to expense. The liabilities relating to the Divestiture Transaction of $10,169,000 consisted of a cancellation fee of $5,000,000 paid to Godiva Chocolatier, Inc. for the assignment of the license of the Godiva brand to Integrated Brands, transaction expenses incurred by CoolBrands of $1,977,000 that were reimbursed by the Company, and marketing expenses of $3,192,000 related to the Divested Brands that were paid or are payable by the Company. The liabilities relating to the Integration Plan of $6,288,000 consisted of Severance and retention expenses of $5,754,000 paid to employees of the Union City facility (Note 6), and an inventory reserve of $534,000 related to the termination of the Mars joint venture.

(ix)	Deferred income taxes — Represents the deferred income taxes recorded as a result of the Dreyer’s Nestlé Transaction purchase accounting. These deferred income taxes relate to the revalued increase in book value for inventory, fixed assets and intangible assets and to the Dreyer’s Nestlé Transaction expenses capitalized (v). These deferred income taxes were established using a 39 percent effective rate. In addition, deferred income taxes were recorded relating to the income tax benefit from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date and to the severance payments made as a result of the Union City facility closure (Note 6). These deferred income taxes were established using a 38 percent effective rate, the rate the Company believed would be in effect at the time the deferred tax temporary differences reverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Reversal of Accrued Divestiture Expenses) Loss on Divestiture
    The (Reversal of accrued divestiture expenses) loss on divestiture included in the 2004 and 2003 Consolidated Statements of Operations consisted of the following:

	2004	2003

	(In thousands)
Impairment of Purchased Assets (Note 10)	$—	$11,867
Loss on sale of Divested Brand inventory (Note 8)		223
(Reversal of accrued divestiture expenses) divestiture expenses	(216)	2,851

	$(216)	$14,941

Pro Forma Disclosures
    The following table summarizes unaudited pro forma financial information assuming the Dreyer’s Nestlé Transaction and the Divestiture Transaction (Note 3) had occurred at the beginning of the periods presented in 2003 and in 2002. This pro forma financial information is for informational purposes only and does not reflect any operating efficiencies or inefficiencies which may result from the Dreyer’s Nestlé Transaction and the Divestiture Transaction and, therefore is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented. In addition, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable and that the significant effects of the Dreyer’s Nestlé Transaction and the Divestiture Transaction are properly reflected. However, actual results may materially differ from these estimates and assumptions. As the Dreyer’s Nestlé Transaction and the Divestiture Transaction occurred prior to the 2004 fiscal year, pro forma disclosures do not apply in 2004.

	2003(1)	2002

	(In thousands, except per share
	amounts)
Pro forma total net revenues	$1,761,325	$1,797,637

Pro forma net loss	$(95,387)	$(55,189)

Pro forma net loss available to Class A callable puttable and Class B common stockholders(2)	$(336,890)	$(296,656)

Pro forma net loss per share of Class A callable puttable and Class B common stock(3)	$(3.74)	$(3.29)

(1)	Pro forma net loss includes certain expenses directly related to the Dreyer’s Nestlé Transaction and the Divestiture Transaction which may not have a significant impact on the ongoing results of operations of the Company. These expenses include, among others, In-process research and development, Severance and retention expense, and Loss on divestiture.

(2)	Accretion of the Class A callable puttable common stock (Note 19) increases the pro forma net loss to arrive at the pro forma net loss available to Class A callable puttable and Class B common stockholders.

(3)	Pro forma net loss per Class A callable puttable and Class B common share was calculated by dividing pro forma net loss available to Class A callable puttable and Class B common stockholders by the pro forma weighted-average Class A callable puttable and Class B shares outstanding as if the Dreyer’s Nestlé

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transaction had occurred at the beginning of the periods presented. The unaudited pro forma financial information reports net losses. Therefore, the pro forma diluted net loss per common share is equal to the pro forma basic net loss per common share, because the effect of common stock equivalents is anti-dilutive.

Note 5. Other Revenues
    Included in Other revenues are amounts received from Integrated Brands for the manufacture and distribution of Divested Brands subsequent to the Divestiture Closing Date. Also included in Other revenues are the reimbursements received from Eskimo Pie for the payroll expenses incurred by the Company for employees working for Eskimo Pie in the divested distribution centers in the Territories, as well as revenues related to transition services provided to Integrated Brands and Eskimo Pie to support these divested distribution centers. The cost of providing these services is included in Cost of goods sold. In addition, Other revenues include freezer rental revenue, special handling revenue and the Shoppe Company revenue.
    Other revenues for 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(In thousands)
Revenues from Integrated Brands for:
Manufacture of Divested Brands	$25,694	$16,030	$—
Distribution of Divested Brands	10,066	8,975

	35,760	25,005
Eskimo Pie payroll reimbursements and transition services	914	14,372
Freezer rental revenue	1,277	1,774	2,222
Special handling revenue	333	1,761	2,628
The Shoppe Company revenue	2,452

	$40,736	$42,912	$4,850

Note 6.	Severance and Retention Expense
Integration Plan-Union City Severance and Retention Plan
    As of the Merger Closing Date, the Company developed a detailed plan for the integration of the NICC and DGIC businesses and the realization of synergies arising from the Dreyer’s Nestlé Transaction (the Integration Plan) (Note 3). The Company formulated the Integration Plan to restructure and integrate certain activities. During 2003, as a step in the Integration Plan, the Company decided to close its Union City, California manufacturing facility. This facility closed in February 2004 and production was transferred to other facilities.
    In 2003, when the affected employees were notified of their termination, the Company estimated that severance and related costs for the closure would total approximately $5,754,000. Of this total, $4,187,000, representing the 72.8 percent Non-Nestlé Ownership, was recorded as a component of the purchase price of DGIC resulting in a corresponding increase to Goodwill during 2003. The remaining $1,567,000, representing the 27.2 percent Nestlé Original Equity Investment, was charged to expense during 2003. During the year ended December 25, 2004, the Company adjusted severance and related benefits by $(208,000). Through December 25, 2004, the Company eliminated positions for 142 manufacturing employees who were covered under collective bargaining agreements with Teamsters Local 853 and International Union of Operating Engineers, Stationary Local No. 39, and for 18 nonunion employees in the research and development department. Through December 25, 2004, 156 of the 160 employees had been paid severance. The majority of the remaining liability of $1,147,000 is expected to be paid during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Severance and retention expense (relating to the Integration Plan), included in 2004 and 2003, consisted of the following:

	Dec. 25, 2004	Dec. 27, 2003

	(In thousands)
Severance benefits	$(344)	$1,545
Retention benefits	136	22

	$(208)	$1,567

NICC Severance and Retention Plan
    Prior to the closing of the Dreyer’s Nestlé Transaction, NICC adopted a severance and retention plan for employees of NICC (NICC Severance and Retention Plan). The purpose of this plan was to reduce employee turnover in the period following the closing of the Dreyer’s Nestlé Transaction. In addition, in connection with the Dreyer’s Nestlé Transaction, the Company agreed to forgive all outstanding amounts under loan agreements with NICC employees if the NICC employee was terminated as a result of the integration, or by December 31, 2003, whichever occurred first. During the years ended December 25, 2004 and December 27, 2003, the Company expensed severance and retention benefits of $2,542,000 and $49,519,000, respectively. The severance plan expenses relate to 822 positions, primarily at the distribution centers that were sold to Eskimo Pie. Through December 25, 2004, 810 employees have been paid severance and 12 employees have been notified but have not yet been paid severance. In addition, the Company also expects to eliminate up to an additional 10 positions in finance and administration. The majority of the remaining liability of $506,000 is expected to be paid during 2005. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $889,000. The majority of this amount is expected to be paid during 2005.
    Severance and retention expense (relating to the NICC Severance and Retention Plan) included in 2004 and 2003, consisted of the following:

	Dec. 25, 2004	Dec. 27, 2003

	(In thousands)
Severance benefits	$1,097	$28,472
Retention benefits	1,445	18,506
Forgiveness of employee loans		2,541

	$2,542	$49,519

Integration Plan and NICC Severance and Retention Plan
    Cumulative severance and retention expense incurred through December 25, 2004, including expenses for both the Integration Plan and for the NICC Severance and Retention Plan, consisted of the following:

		NICC Severance
	Integration	and Retention	Total

	(In thousands)
Severance benefits	$1,201	$29,569	$30,770
Retention benefits	158	19,951	20,109
Forgiveness of employee loans		2,541	2,541

	$1,359	$52,061	$53,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table summarizes the activity for the accrued severance and retention liability included in Accrued payroll and employee benefits:

		NICC Severance
	Integration	and Retention	Total

	(In thousands)
Accrual at December 27, 2003	$5,754	$6,891	$12,645
Additions to accrual	502	5,977	6,479
Adjustments to accrual	(503)	(3,435)	(3,938)
Payments made	(4,606)	(8,927)	(13,533)

Accrual at December 25, 2004	$1,147	$506	$1,653

Note 7.	Trade Accounts Receivable, Net and Significant Customers
    Trade accounts receivable, net at December 25, 2004 and December 27, 2003 consisted of the following:

	2004	2003

	(In thousands)
Trade accounts receivable	$98,742	$116,049
Allowance for doubtful accounts	(5,987)	(5,668)

	$92,755	$110,381

    The activity in the allowance for doubtful accounts for 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(In thousands)
Balance at beginning of period	$5,668	$3,104	$1,956
DGIC acquired balances		2,294
Additions to costs and expenses	706	3,730	1,372
Deductions	(387)	(3,460)	(224)

Balance at end of period	$5,987	$5,668	$3,104

    No customers accounted for 10 percent or more of Total net revenues in 2004, 2003 or 2002. Since the closing of the Dreyer’s Nestlé Transaction, sales between NICC and DGIC were considered intercompany transactions and eliminated in consolidation. As a result, DGIC is no longer considered a customer for financial reporting purposes.

Note 8.	Inventories
    Inventories at December 25, 2004 and December 27, 2003 consisted of the following:

	2004	2003

	(In thousands)
Raw materials	$16,940	$18,752
Finished goods	161,167	129,674

	$178,107	$148,426

    Inventories on consignment with retailers and distributors included in the above balances at December 25, 2004 and December 27, 2003 totaled $12,843,000 and $10,674,000 respectively. Inventory write-downs in 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and 2003 were not material. Inventory write-downs associated with packaging changes and retail spoils, included in Cost of goods sold in 2002, totaled $6,073,000.
Loss on Sale of Divested Brand Inventory
    The Divested Brand inventory was sold to Integrated Brands on the Divestiture Closing Date. The net book value of the Divested Brand inventory of $8,405,000 was reduced to the purchase price of $8,182,000, resulting in a $223,000 loss on divestiture for 2003. This amount is included in (Reversal of accrued divestiture expense) loss on divestiture in 2003.

Note 9.	Butter Investments
    Under current Federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. The Company periodically purchases butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss as a decrease or increase in Other (income) expense, net. The Company typically holds its butter investments for up to one month.
    Investments in butter, included in Prepaid expenses and other had a market value totaling $410,000 and $6,277,000 at December 25, 2004 and December 27, 2003, respectively. During the years ended 2004, 2003 and 2002, losses from butter investments, included as a component of Other (income) expense, net, totaled $1,704,000, $937,000 and $1,449,000, respectively.

Note 10.	Property, Plant and Equipment, Net
    Property, plant and equipment, net at December 25, 2004 and December 27, 2003 consisted of the following:

	Lives	2004	2003

		(In thousands)
Machinery and equipment	3 to 15 years	$234,622	$191,817
Buildings and improvements	7 to 40 years	129,584	124,533
Retail freezer cabinets with customers and distributors	5 years	42,457	47,021
Computer equipment and software	3 to 5 years	26,667	42,247
Office furniture and fixtures	3 to 8 years	4,954	5,419

		438,284	411,037
Accumulated depreciation and amortization		(105,813)	(70,741)
Allowance for retail freezer retirements			(5,850)

		332,471	334,446
Land	Not depreciable	33,247	20,776
Construction in progress	Not depreciable	153,844	37,391

		$519,562	$392,613

    Depreciation expense for property, plant and equipment was $68,943,000, $47,705,000 and $25,229,000 for 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Capitalized Interest
    Interest capitalized relating to capital assets under construction was $1,681,000 and $379,000 in 2004 and 2003. No interest was capitalized during 2002.
Allowance for Retail Freezer Retirements
    To facilitate the sales of products, the Company has placed a large number of freezer cabinets with selected retailers and independent distributors. During the second quarter of 2003, the Company concluded that the practice of recording retirements based on the reported condition of each freezer cabinet was no longer practical due to the large number and dispersed locations of the freezer cabinets. The Company had calculated an allowance for freezer cabinet retirements using a sampling methodology. When specific freezer cabinets were reported or identified as retired through physical counts, the remaining net book value of the retired freezer cabinets, if any, were applied against this allowance. In the second quarter of 2004, the Company completed a project which implemented a new system to inventory and track its retail freezer cabinets. The new system allows for the specific identification of freezers and the recording of retirements when they occur. The change in the methodology for recording retail freezer cabinet retirements did not have a material impact on the Company’s results of operations. The provision for freezer retirements of $6,992,000 was recorded in Cost of goods sold in 2003. There was no provision for freezer retirements in 2004 and 2002.
    The change in the allowance for freezer retirements in 2004 and 2003 consisted of the following:

(In thousands)
Balance at December 31, 2002	$—
Provision for freezer retirements	(6,992)
Reduction in freezer allowance	1,142

Balance at December 27, 2003	(5,850)
Provision for freezer retirements
Reduction in freezer allowance	5,850

Balance at December 25, 2004	$—

    The Company rents its freezer cabinets to retailers under short-term contracts. These short-term contracts are generally month-to-month arrangements. The net book value of freezer cabinets with retail customers and independent distributors was as follows:

	2004	2003

	(In thousands)
Original cost	$42,457	$47,021
Accumulated depreciation	(24,596)	(18,639)

	17,861	28,382
Allowance for freezer retirements		(5,850)

Net book value	$17,861	$22,532

Change in Estimated Useful Lives
    During 2004 and 2003, the Company concluded that the NICC finance, distribution and operations data processing systems would be transferred to the corresponding DGIC systems by 2004. As a result, the Company shortened the estimated useful lives of the affected assets to twelve months on a prospective basis as of the beginning of the third quarter of 2003. In 2004, this change resulted in a $3,913,000 increase in depreciation expense and corresponding increase in net loss of $(2,413,000), after the effect of the related income tax benefit, or $(.03) per diluted common share. In 2003, this change resulted in a $2,293,000 increase in depreciation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense and a corresponding increase in net loss of $(1,513,000), after the effect of the related income tax benefit, or $(.02) per diluted common share.
    During the second quarter of 2003, the Company changed to a statistical-based sampling methodology to estimate retail freezer cabinet retirements (Note 2). Based on the results of the initial statistical sample and recent historical experience, the Company concluded that the estimated useful lives of these assets should be shortened from eight to five years on a prospective basis as of the beginning of the third quarter of 2003. In 2004, this change resulted in a $1,500,000 increase in depreciation expense and a corresponding increase in net loss of $(925,000), after the effect of the related income tax benefit, or $(.01) per diluted common share. In 2003, this change resulted in a $3,000,000 increase in depreciation expense and a corresponding increase in net loss of $(1,980,000), after the effect of the related income tax benefit, or $(.03) per diluted common share.
Loss on Sale of Distribution Assets
    The Purchased Assets (Note 3) were sold to Integrated Brands on the Divestiture Closing Date. The net book value of the Purchased Assets, primarily distribution assets, of $13,685,000 was reduced to the purchase price of $1,818,000 during the year ended December 27, 2003, resulting in an impairment of assets held for sale of $11,867,000. This $11,867,000 amount is included in (Reversal of accrued divestiture expense) loss on divestiture in 2003 (Note 4).

Note 11.	Other Intangibles, Net
    Other intangibles, net at December 25, 2004 and December 27, 2003 consisted of the following:

		Dec. 25, 2004			Dec. 27, 2003

			Accum.			Accum.
	Lives	Gross	Amort.	Net	Gross	Amort.	Net

	(In thousands)
Definite-lived other intangibles
Distribution rights	0.5 year	$-	$-	$-	$292	$292	$-
Joint venture agreement	0.5 year				218	218	-
Foreign trademark	0.8 year	66	66	-	66	44	22
Whole Fruit Bar brand	1 year	1,819	1,819	-	1,819	919	900
Customer List	3 years	425	24	401
Covenants not to compete	4.3 years	289	102	187	289	34	255
License agreement(1)	5 years	6,101	514	5,587
Distribution agreement(1)	8.2 years				3,783	239	3,544
Call option agreement(1)	8.3 years				1,674	106	1,568
Flavor formulations	10 years	4,365	655	3,710	4,365	221	4,144
Technology(1)	10 years	1,743	73	1,670
Customer relationships - foodservice	14 years	800	86	714	800	30	770
Customer relationships - non-grocery	27 years	6,901	383	6,518	6,901	129	6,772
Customer relationships - grocery	29 years	44,653	2,311	42,342	44,653	778	43,875
Independent distributors	29 years	2,547	132	2,415	2,547	44	2,503
Favorable leasehold arrangements	84.6 years	728	13	715	728	4	724

		70,437	6,178	64,259	68,135	3,058	65,077

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453	134,453		134,453
Edy’s®(2) brand name	Indefinite	176,507		176,507	176,507		176,507
Silhouette trade names(1)	Indefinite	57,519		57,519
Base formulations/brand processes	Indefinite	13,096		13,096	13,096		13,096

		381,575		381,575	324,056		324,056

Total other intangibles		$452,012	$6,178	$445,834	$392,191	$3,058	$389,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The distribution agreement and call option agreement relate to Silhouette and were acquired in the Dreyer’s Nestlé Transaction. These intangibles were included in the purchase price of the Silhouette acquisition that closed on July 26, 2004. As a result of the Silhouette acquisition, the license agreement, technology and Silhouette trade names were acquired.

(2)	Edy’s Grand Ice Cream, a wholly-owned subsidiary of DGIC (Edy’s).

    Amortization expense of other intangibles for 2004, 2003 and 2002 was $4,335,000, $3,583,000 and $175,000, respectively. Future estimated amortization expense of other intangibles at December 25, 2004 is as follows:

(In thousands)
Year ending:
2005	$4,052
2006	3,975
2007	3,932
2008	3,766
2009	3,252
Thereafter	45,282

$64,259

Note 12.	Goodwill
    The changes in the carrying amount of Goodwill for 2004 and 2003 consisted of the following:

(In thousands)
Balance at December 31, 2002	$381,215
Goodwill acquired during year	1,550,210

Balance at December 27, 2003	1,931,425
Deferred tax adjustments, net(1)	24,671
Income tax benefit from exercise of stock options(2)	(11,301)
Goodwill acquired during year	775
Adjustment of acquisition price	(362)

Balance at December 25, 2004	$1,945,208

(1)	The Company recorded a noncash debit to Goodwill and a credit to long-term deferred tax assets related to the tax consequences of temporary differences between the financial reporting basis and tax basis for assets purchased in acquisitions.

(2)	The Company recorded a debit to long-term deferred tax assets and a noncash credit to Goodwill related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualifying employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Goodwill Impairment Test
    Prior to the Dreyer’s Nestlé Transaction, DGIC and NICC maintained different goodwill impairment methodologies. Since the Merger Closing Date, the operations of these two companies have been integrated. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
such, the NICC goodwill impairment methodology was phased-out and replaced by a methodology similar to that previously employed by DGIC.
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
    In the second quarter of 2004, the Company performed its impairment test on each of its five reporting units. These reporting units correspond to the Company’s five geographic segments that it used to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty. As of June 26, 2004, the results of the Company’s impairment test reported a fair value greater than its carrying value for all reporting units.

Note 13.	Accounts Payable and Accrued Liabilities
    Accounts payable and accrued liabilities at December 25, 2004 and December  27, 2003 consisted of the following:

	2004	2003

	(In thousands)
Accounts payable	$42,758	$29,883
Accrued liabilities	143,105	100,477

	$185,863	$130,360

Note 14.	Employee Benefit Plans

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Pension expense and 401(k) matching contributions under these plans were approximately $17,872,000, $11,718,000 and $7,570,000 in 2004, 2003 and 2002, respectively. The Company’s liability for pension and 401(k) matching contributions, included in Accrued payroll and employee benefits was $18,489,000 and $11,096,000 at December 25, 2004 and December 27, 2003, respectively.
    Pension expense for employees covered by multi-employer retirement plans under collective bargaining agreements was $784,000 in 2004 and $630,000 in 2003, respectively. The Company had no employees covered by multi-employer retirement plans under collective bargaining agreements in 2002.

Supplemental Management Retirement and Savings Plan
    The Company maintained a nonqualified, unfunded and unsecured retirement and savings plan for employees meeting certain eligibility requirements during 2003 and 2002 (the Supplemental Management Retirement and Savings Plan). Contributions commence upon reaching the annual qualified plan limits of the Pension Plan and the 401(k) Plan. The Supplemental Management Retirement and Savings Plan was terminated in 2004 and any remaining employees previously covered by it were transferred to the Deferred Compensation Plan described below.
    Expense and matching contributions under the Supplemental Management Retirement and Savings Plan were approximately $470,000 and $381,000 in 2003 and 2002, respectively. The Company’s liability for accrued contributions under this plan of $3,819,000 at December 27, 2003, included in Other long-term obligations was paid out to qualified employees and/or transferred to the Deferred Compensation Plan for remaining employees. Thus there was no liability for this plan at December 25, 2004.

Long-Term Incentive Compensation
    NICC established a long-term incentive compensation program for key management personnel based on the economic and operating profitability of NICC for the three-year period ended December 31, 2002.
    Economic profit is defined as after-tax profit less a theoretical charge for capital employed in the business. Participants elected to defer all or part of any payment under this program and had such amounts included in the Supplemental Management Retirement and Savings plan. Expense (benefit) for these long-term incentives was $(3,011,000) in 2002. During March 2003 upon termination of this program, NICC paid $2,449,000 under this program of which participants deferred $239,000.

Long-Term Incentive Plan
    The Merger Agreement provides that the Company implement a long-term incentive plan providing long-term incentive compensation opportunities comparable to those provided by DGIC under its former stock option plans. The Company’s Board of Directors adopted the Dreyer’s Grand Ice Cream Holdings, Inc. 2004 Long-Term Incentive Plan (the 2004 LTIP) which provides incentive compensation for participants in the 2004 LTIP based on increases in the value of the Company’s earnings. Awards granted under the 2004 LTIP generally vest at the rate of 40 percent on January 1 of the second fiscal year following the date on which an award is granted and to the extent of 20 percent of the award on each subsequent January 1, provided that vesting of an award shall be accelerated upon a participant’s death, disability or retirement or upon early termination of the plan. Awards granted under the 2004 LTIP generally have a term of 10 years. Based on the Company’s performance in 2004, there was no current year expense or liability recorded in the Company’s Consolidated Financial Statements with respect to the 2004 LTIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
    In April 2004, the Company implemented an unfunded, non-qualified deferred compensation plan (the Deferred Compensation Plan). The Deferred Compensation Plan allows a select group of management, as determined by the Deferred Compensation Plan Committee, to defer payment of a portion of their compensation. The deferred compensation will later be paid to the participants or their designated beneficiaries upon retirement, death or separation from the Company. To support the Deferred Compensation Plan, the Company has elected to purchase Company-owned life insurance. The cash surrender value of the Company-owned life insurance related to deferred compensation, included in Other assets, was $4,141,000 at December 25, 2004. The liability for the deferred compensation, included in Other long-term obligations, was $4,196,000 at December 25, 2004. For the year ended December 25, 2004, participant contributions totaled $3,885,000. The difference between the cumulative participant contributions and the deferred compensation represents the change in market value during the three quarters ended December 25, 2004.

Note 15.	Income Tax Benefit
    The income tax benefit consisted of the following:

	2004	2003	2002

	(In thousands)
Current:
Federal	$4,990	$10,925	$29,035
State	(258)	611	4,011

	4,732	11,536	33,046

Deferred:
Federal	40,261	23,339	3,679
State	5,900	4,140	315

	46,161	27,479	3,994

	$50,893	$39,015	$37,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The net deferred income tax (liability) asset at December 25, 2004 and December 27, 2003 consisted of the following:

	2004	2003

	(In thousands)
Net deferred income tax assets — current:
Accrued liabilities	$(964)	$149
Bad debts	2,410	2,178
Inventories	(306)	1,578
Employee benefits	2,839	3,406
Union City facility closure (Note 6)	303	1,111
Other	1,361	8,843

	5,643	17,265

Net deferred income tax liabilities — noncurrent:
Goodwill and other intangible assets and related amortization	(189,108)	(156,953)
Depreciation	(65,860)	(43,127)
Net operating losses	192,844	114,984
Deferred compensation (unvested stock options)	10,009	7,317
Tax credit carryforwards	7,219	6,930
Penalty for co-pack arrangement liability	5,543
Other	953	(10,216)

	(38,400)	(81,065)

	$(32,757)	$(63,800)

    The Federal statutory income tax rate is reconciled to the Company’s effective income tax rate as follows:

	2004	2003	2002

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.1	3.2	2.7
Change in tax status — prior period true-up			(2.9)
In-process research and development		(3.5)
Other	(0.8)	(0.7)	(0.5)

	38.3%	34.0%	34.3%

    At December 25, 2004, the Company had deferred tax assets relating to tax credit carryforwards totaling $7,219,000. Of this amount, $4,598,000 will expire between 2013 and 2024. The remaining $2,621,000 is indefinite. Utilization of these tax credit carryforwards may be limited in the event of a change in ownership of the Company. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.
    At December 25, 2004, the Company had net operating losses totaling $491,275,000 which can be carried forward 20 years to the extent taxable income will be generated. No valuation allowance for these assets has been recorded because the Company believes that it is more likely than not that these carryforwards will be used in future years to offset taxable income.
    Tax returns for years after 2001 are open to examination by the Internal Revenue Service. Management believes that adequate amounts of taxes and related interest and penalties, if any, have been provided for adjustments that may result from any examination of tax returns for these years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.	Long-Term Debt
    Long-term debt at December 25, 2004 and December 27, 2003 consisted of the following:

	2004	2003

	(In thousands)
Nestlé S.A. credit facility due 2005 at LIBOR plus 0.5 percent and 1.2 percent, respectively	$350,000	$125,000
Nestlé Capital Corporation sub-facility due 2005 at LIBOR plus 0.5 percent	4,600
Note purchase agreements with principal due through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent		26,429

	354,600	151,429
Current portion		(2,143)

	$354,600	$149,286

    The aggregate annual maturities of long-term debt as of December 25, 2004 for the next five years are as follows:

Year	(In thousands)
2005	$—
2006	354,600
2007
2008
2009

$354,600

    The Company utilizes the following long-term debt facilities as a primary source of liquidity:

Nestlé S.A. Credit Facility
    On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility to allow the facility’s term to be extended at the option of the Company to December 31, 2005. On March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on the year-end and the half-year financial results. On May 28, 2004, the Company and Nestlé S.A. amended the events of default of this facility in conjunction with the addition of the Nestlé Capital Corporation Sub-Facility (discussed below). On December 6, 2004, the Company and Nestlé S.A. amended the maximum amount available under this facility with an increase of $250,000,000 for a new available maximum of $650,000,000.
    Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year end and half year reporting. At December 25, 2004 and December 27, 2003, the Company had $350,000,000 and $125,000,000 outstanding on this bridge loan facility bearing interest at 3.01 and 2.37 percent, respectively.
    As of December 25, 2004 and December 27, 2003, interest expense for borrowings from Nestlé S.A. totaled $5,158,000 and $1,701,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nestlé Capital Corporation Sub-Facility
    On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an amendment to the long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding decrease or increase in the total borrowings available under the $650,000,000 Nestlé S.A. bridge loan facility.
    Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year end and half year reporting. At December 25, 2004, the Company had $4,600,000 outstanding on this sub-facility bearing interest at 2.99 percent.
    As of December 25, 2004, the interest expense under this facility totaled $105,000.
    At December 25, 2004 and December 27, 2003, the unused amount of the total available Nestlé S.A. credit facility, including the Nestlé Capital Corporation sub-facility, was $295,400,000 and $275,000,000, respectively.
Note Purchase Agreements
    On June 6, 1996, the Company’s subsidiary, DGIC, borrowed $50,000,000 under certain Note Purchase Agreements (the Notes) with various noteholders. On June 26, 2003, a third amendment to these Notes became effective under which the Company was added as a party to the Notes and became, along with NICC and Edy’s, a guarantor of the Notes. The Notes had scheduled principal payments through 2008 and interest payable semiannually at rates ranging from 8.06 percent to 8.34 percent. Under the terms of the third amendment, the interest rates effective on the remaining principal could have increased by 0.5 percent or 1.0 percent depending on performance under various financial covenants.
    On September 5, 2003, a fourth amendment to the Notes became effective which amended the definition of EBITDA for covenant calculations to be replaced by a new “Adjusted EBITDA” defined as consolidated earnings before interest, taxes, depreciation and amortization, exclusive of certain restructuring charges.
    Upon review of its financial results during the third quarter of 2004, the Company commenced negotiations with the noteholders to modify the terms of the Notes. The Company received a waiver of certain debt covenants effective June 26, 2004 through August 31, 2004. Effective August 27, 2004 the waiver was extended through September 30, 2004. On September 30, 2004, the Company repaid the obligations of the Notes in full with available funds. The repayment of $27,780,000 included principal of $24,286,000, make-whole interest of $2,828,000, and accrued interest of $666,000. The make-whole interest represented the present value of the remaining interest payments which would have been paid over the original term of the debt. In addition, the Company expensed the remaining unamortized debt issuance costs of $210,000. At December 25, 2004 and December 27, 2003, the Company had $0 and $26,429,000, respectively, of remaining principal outstanding on these Notes.
Revolving Line of Credit
    On July 25, 2000, DGIC entered into a credit agreement with certain banks for a revolving line of credit of $240,000,000 with an expiration date of July 25, 2005. Effective on June 16, 2004, the Company notified its revolving line of credit lenders to voluntarily terminate the $240,000,000 available line and the Company expensed the remaining unamortized debt issuance costs of $706,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
    At December 25, 2004, the fair value of the Company’s long-term debt equaled its carrying amount. At December 27, 2003, the fair value of the Company’s long-term debt was determined to approximate the carrying amount. The fair value was based on quoted market prices for the same or similar issues or on the current rates offered to the Company for a term equal to the same remaining maturities.

Note 17.	Leasing Arrangements
    The Company conducts certain of its operations from leased facilities, which include land and buildings, production equipment, and certain vehicles. All of these leases expire within a period of eight years (including renewal options) except one that has approximately 83 years remaining (including renewal options). Certain of these leases include non-bargain purchase options.
    Future minimum rental payments required under noncancelable operating leases with terms in excess of one year at December 25, 2004 for the next five years and thereafter are as follows:

Year	(In thousands)
2005	$11,631
2006	6,702
2007	4,632
2008	3,640
2009	3,164
Thereafter	4,356

$34,125

    Rental expense under all operating leases, both cancelable and noncancelable, were as follows:

	2004	2003	2002

	(In thousands)
Minimum rentals	$15,448	$15,751	$11,746
Less: Sublease rentals	(1,012)	(3,954)	(1,000)

	$14,436	$11,797	$10,746

Note 18.	Long-term Stock Option Liability
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determined using the Black-Scholes option pricing model, as of the Merger Closing Date, using the following assumptions:

Risk-free interest rate	1.66%
Dividend yield	0.3%
Expected volatility(1)	23.8%
Expected life (years)	2.89
Weighted-average expected term (years)	2.82

(1)	As a result of the unique features of these securities, such as the existence of the put and call feature and the short-term nature of the security, expected volatility was estimated to be significantly less than the historical volatility of DGIC’s common stock, which has ranged between 30 and 45 percent prior to the Dreyer’s Nestlé Transaction.

    The activity in the long-term stock option liability for 2003 and 2004 consisted of the following:

	Vested	Unvested
	Stock	Stock
	Options	Options	Total

	(In thousands)
Fair value at June 26, 2003	$318,769	$53,328	$372,097
Fair value of stock option exercises	(238,666)		(238,666)
Fair value of newly vested stock options	2,385	(2,385)	—
Accretion of stock options	1,305	385	1,690

Fair value at December 27, 2003	83,793	51,328	135,121
Fair value of stock option exercises	(64,664)		(64,664)
Fair value of newly vested stock options	18,471	(18,471)	—
Accretion of stock options	2,134	618	2,752

Fair value at December 25, 2004	$39,734	$33,475	$73,209

    The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model was $60.69 at June 28, 2003. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding was $23.75 and $21.46 at December 25, 2004 and December 27, 2003, respectively. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock. The fair value of stock options exercised was $64,664,000 and $238,666,000 for 2004 and 2003, respectively.
    The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model was $54.03 at June 28, 2003. The weighted-average exercise price per unvested option share was $25.62 and $25.63 at December 25, 2004 and December 27, 2003, respectively. The fair value of the unvested stock options that vested in 2004 and 2003 was $18,471,000 and $2,385,000, respectively.
    The vested and unvested options will accrete to fair value using the effective interest rate method until December 1, 2005 (Initial Put Date), when the put value of the Class A callable puttable common stock will be $83 per share (Note 19). The weighted-average fair value per share of the vested and unvested options at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Initial Put Date will be $64.38 and $55.96 (representing the $83.00 put price, less the weighted average option grant price), respectively.
    Pursuant to FIN 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense, included in Selling, general and administrative expenses was $16,788,000 and $18,148,000 in 2004 and 2003, respectively. The short-term portion of unearned compensation, included in Prepaid expenses and other totaled $13,207,000 and $16,788,000 at December 25, 2004 and December 27, 2003, respectively. The long-term portion of unearned compensation, included in Other assets totaled $3,326,000 and $16,532,000 at December 25, 2004 and December 27, 2003, respectively.
Note 19. Class A Callable Puttable Common Stock
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table summarizes the 2004 and 2003 activity of the Class A callable puttable common stock:

			Capital in
		Par	Excess of	Notes
	Shares	Value	Par	Receivable	Total

	(In thousands)
Balances at December 31, 2002	—	$—	$—	$—	$—
Conversion of DGIC common stock to Class A callable puttable common stock	25,539	255	1,480,678		1,480,933
Conversion of notes receivable from DGIC common stockholders to notes receivable from Class A callable puttable common stockholders				(1,932)	(1,932)
Stock option exercises	3,928	39	239,676		239,715
Shares surrendered in stock option exercises	(18)		(1,049)		(1,049)
Cash received for stock option exercises			68,290		68,290
Accretion of Class A callable puttable common stock			116,045		116,045
Stock compensation expense			484		484
Collection of notes receivable from Class A callable puttable common stockholders				828	828

Balances at December 27, 2003	29,449	294	1,904,124	(1,104)	1,903,314
Stock option exercises	1,044	11	65,113		65,124
Shares surrendered in stock option exercises	(7)		(458)		(458)
Cash received for stock option exercises			21,724		21,724
Accretion of Class A callable puttable common stock			260,475		260,475
Stock compensation expense			250		250
Collection of notes receivable from Class A callable puttable common stockholders				611	611

Balances at December 25, 2004	30,486	$305	$2,251,228	$(493)	$2,251,040

    The Class A callable puttable common stock is being accreted from the closing of the Dreyer’s Nestlé Transaction at the Announcement Date Average Closing Price to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method. Accretion of the Class A callable puttable common stock for 2004 and 2003 totaled $260,475,000 and $116,045,000, respectively.
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
    The Governance Agreement among the Company, Nestlé and Nestlé S.A., which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), provides that the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding fiscal year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend.
    The Company declared regular quarterly dividends of $.06 per share of Class A callable puttable and Class B common stock for shareholders of record on March 26, 2004, June 25, 2004, September 24, 2004, December 24, 2004, June 27, 2003, September 26, 2003 and December 26, 2003.
Note 20. Class B Common Stock
    On the Merger Closing Date, all 9,563,016 shares of DGIC common stock owned by Nestlé were converted into Class B common stock. In addition, 55,001,299 shares of Class B common stock were issued to NICC Holdings as a result of the Dreyer’s Nestlé Transaction. At December 25, 2004, 64,564,315 shares of Class B common stock are issued and outstanding.
    During 2002, an affiliate of Nestlé incurred expenses of $14,693,000 relating to the Dreyer’s Nestlé Transaction. During 2003, this same affiliate of Nestlé incurred an additional $17,121,000 of such expenses, for a total of $31,814,000. The Company recorded these expenses as a capital contribution and classified them as Class B capital in excess of par.
    There was no activity with respect to Class B common stock in 2004.

Note 21.	Employee Stock Plans
    DGIC offered various stock option plans, a Section 423 Employee Stock Purchase Plan and an Employee Secured Stock Purchase Plan to certain DGIC employees. Pursuant to the terms of the Merger Agreement (Note 3), these plans were terminated according to their terms. However, notes receivable under the Employee Secured Stock Purchase Plan are still outstanding and have been classified as a reduction of Class A callable puttable common stock (Note 19).
Stock Option Plans
    DGIC’s stock option plans provided for the immediate vesting of all options under the plans in the event of an approval by the Board of Directors of an event which would cause a change in ownership of DGIC. Accordingly, when DGIC’s Board of Directors approved the Merger Agreement, all unvested stock options under both plans became fully vested. In connection with the Dreyer’s Nestlé Transaction, certain officers and employees entered into employment agreements that included a provision that waived their rights to accelerated vesting of their stock options which were unvested at the time DGIC’s Board of Directors approved the Merger Agreement. In connection with the Dreyer’s Nestlé Transaction, each option to purchase one share of DGIC common stock was converted into an option to purchase one share of the Company’s Class A callable puttable common stock.
    Stock options exercisable totaled 661,000 and 1,369,000 at December 25, 2004 and December 27, 2003, respectively. These stock options were exercisable at a weighted-average price per share of $23.75 and $21.46 in 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The activity in the two DGIC stock option plans for 2004 and 2003 follows:

		Weighted-
	Options	Average Price
	Outstanding	Per Share

	(In thousands, except
	per share amounts)
Balance at June 27, 2003	6,240	$19.74

Exercised	(3,928)	$17.73

Balance at December 27, 2003	2,312	$23.16

Exercised	(1,044)	$21.36

Balance at December 25, 2004	1,268	$24.64

    Pursuant to the terms of the Merger Agreement, no additional options or awards with respect to the Company’s Class A callable puttable or Class B common stock can be granted under DGIC’s stock option plans.
    Significant option groups outstanding at December 25, 2004 and related weighted-average exercise price per share and life information follows:

	Options Outstanding				Options Exercisable

			Weighted-	Weighted-
			Average	Average		Weighted-
Exercise		Weighted-	Remaining	Remaining		Average
Price	Options	Average Price	Life (Years)	Life (Years)	Options	Price
Range	Outstanding	Per Share	First Put(1)	Call(2)	Outstanding	Per Share

	(In thousands, except years and per share amounts)
$12.38-13.75	250	$12.46	0.8	2.2	125	$12.54

14.09-17.34	346	16.75	0.9	2.3	209	$16.36

21.44-31.13	392	28.76	0.9	2.5	194	$27.94

39.40-46.50	280	39.55	0.9	2.5	133	$39.71

	1,268				661

(1)	For purposes of calculating the weighted-average remaining life in years presented in the above table, the Company assumed that the put right will be exercised during the first put option period beginning in December 2005. Some of these options may be exercised in 2006.

(2)	For purposes of calculating the weighted-average remaining life in years presented in the above table, the Company assumed that the remaining life in years could not extend out beyond June 30, 2007.

Section 423 Employee Stock Purchase Plan
    Under the Section 423 Employee Stock Purchase Plan, employees of DGIC were able to authorize payroll deductions of up to 10 percent of their compensation for the purpose of acquiring shares of DGIC’s common stock at 85 percent of the market price determined at the beginning of a specified 12-month period. Pursuant to the terms of the Merger Agreement, this plan was terminated according to its terms following the completion of the offering period in effect when the Merger Agreement was signed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Secured Stock Purchase Plan
    Under the Employee Secured Stock Purchase Plan, on specified dates employees of DGIC were able to purchase shares of DGIC’s common stock at fair market value by paying 20 percent of the purchase price in cash and the remaining 80 percent of the purchase price in the form of a non-recourse promissory note with a term of 30 years. These notes have been classified as a reduction of Class A callable puttable common stock and are being repaid according to the terms of the note agreement. Pursuant to the terms of the Merger Agreement, this plan was terminated pursuant to its terms.
Note 22. Commitments and Contingencies
    The FTC retains the authority to enforce the terms and conditions of the Decision and Order (Note 3) as well as to impose financial penalties on the Company for non-compliance with the Decision and Order. The FTC’s enforcement authority includes the ability to impose an interim monitor to supervise compliance with the Decision and Order, or to appoint a trustee to manage the disposition of the assets to be divested under the Divestiture Agreements. In addition, the FTC could institute an administrative action and seek to impose civil penalties and seek forfeiture of profits obtained through a violation of the Decision and Order. The imposition of an interim monitor or trustee could subject the Company to additional reporting requirements, costs and administrative expenses.
    At December 25, 2004 and December 27, 2003, the Company was a holder of irrevocable standby letters of credit issued by Citibank, N.A. with a total face value of $22,425,000 and $7,925,000, respectively. Of these amounts, $22,375,000 and $7,875,000, respectively, served as a guarantee by the creditor bank to cover workers compensation, general liability and vehicle claims. The Company pays fees on the standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.
    The Company’s purchase obligations are primarily contracts to purchase ingredients used in the manufacture of the Company’s products. Future minimum purchase obligations for the next five years and thereafter at December 25, 2004 total approximately $410,298,000.
Funding Put/ Call of Class A Callable Puttable Common Stock
    Each stockholder of Class A callable puttable common stock (Note 19) has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January  13, 2006 and April 3, 2006 to May 12, 2006.
    If the put right is exercised by the Class A callable puttable common stockholders, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,636,000,000, based on 30,486,143 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 1,267,644 shares of Class A puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of the put right or call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under the put right or call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under the put right or call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.
Penalty for Co-Pack Arrangement
    The Company incurred penalty fees for not purchasing an amount greater than or equal to the yearly volume commitment under a co-pack arrangement. In 2004, the Company formally decided to cease the use of services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under the co-pack arrangement with the manufacturing company and incurred penalties for the remaining years of the arrangement.
    The Company accounted for the penalty fees to be incurred in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company considers the penalty fees to be incurred to be probable and reasonably estimated.
    The total known contractual obligation amount of the penalty fees incurred, which includes penalty fees incurred before the Company formally decided to cease the use of services, was $19,500,000 at December 25, 2004. The Company recorded the fair value of the aggregate penalty fee amount to be incurred using the net present value method based on a risk-adjusted interest rate of 3.83%. This amount totaled $18,113,000, in which $14,538,000 was included as an expense in Selling, general and administrative expense, and $3,575,000 was included as an expense in Cost of goods sold, in 2004. $3,900,000 of the related liability is included in Accounts payable and accrued liabilities at December 25, 2004, and $14,213,000 of the related liability is included in Other long-term obligations at December 25, 2004. The difference between the fair value and cash value of the penalty fees for future years will be recognized as an increase in the carrying amount of the liability and as an expense to be accreted ratably during the remaining life of the co-pack arrangement. The Company did not record cash payments against the related liability in 2004.

Note 23.	Related Parties
    The following represent material related party transactions between the Company, Nestlé and its affiliates which are in addition to the related party transactions discussed above under Long-term debt (Note 16) and Class A callable puttable common stock (Note 19):
Inventory Purchases
    The Company’s inventory purchases from Nestlé Prepared Foods or its affiliates were $18,856,000 and $10,510,000 for 2004 and 2003, respectively.
Taxes Receivable Due from Affiliates
    In accordance with the Nestlé tax sharing policy, any intercompany taxes for NICC are to be settled by actual payment. The final reimbursement due from Nestlé for tax losses for the period from January 1, 2003 through June 26, 2003 is presented as Taxes receivable due from affiliates. Taxes receivable due from affiliates totaled $12,236,000 at December 27, 2003. The balance was paid in full by Nestlé in 2004; as such, there was no balance at December 25, 2004. During 2004 and 2003, the Company received $21,664,000 and $16,943,000, respectively, from Nestlé for tax reimbursements.
Net sales and Cost of goods sold to affiliates
    Net sales to affiliates totaled $5,096,000, $3,505,000 and $4,209,000 for 2004, 2003 and 2002, respectively.
    Cost of goods sold to affiliates totaled $5,096,000, $3,505,000 and $4,209,000 for 2004, 2003 and 2002, respectively.
Transition Services Agreement
    On the Merger Closing Date, NICC entered into a Transition Services Agreement with Nestlé USA, Inc. for the provision of certain services at cost. The services provided under this agreement may include information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
technology support and payroll services, consumer response, risk management, travel, corporate credit cards and promotions.
    The Company recognized Selling, general and administrative expense of $752,000, $1,470,000 and $3,460,000 for 2004, 2003 and 2002, respectively, primarily for information technology services provided under the Transition Services Agreement.
Royalty Expense to Affiliates
    Royalty expense to affiliates is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks and/or technology owned by such affiliates and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks. Royalty expense to affiliates totaled $27,288,000, $22,764,000 and $24,969,000 for 2004, 2003 and 2002, respectively.
Note 24. Supplemental Cash Flow Disclosures
    Supplemental cash flow disclosures for 2004, 2003 and 2002 are as follows:

	December 25,	December 27,	December 31,
	2004	2003	2002

	(In thousands)
Supplemental cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$10,055	$3,569	$1,833

Income tax refund received from affiliates	$(21,664)	$(16,943)

Income (tax refunds received) taxes paid, net	$(7,322)	$468

Supplemental disclosure of noncash transactions:
Increase in property, plant and equipment due to accruals for capital expenditures	$21,889

Increase in equity resulting from push-down of acquisition costs paid by Nestlé affiliate related to the Dreyer’s Nestlé Transaction		$17,121	$14,693

Change in equity resulting from push-down of acquisition by Nestlé Prepared Foods of 50 percent interest in NICC not previously owned, net of cash acquired			$(1,990)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25.	Selected Quarterly Financial Data (Unaudited)

			Net Loss Available to
			Class A Callable Puttable and Class B
			Common Stockholders(1),(2),(3)

				Per Common
				Share(4)
	Total	Gross
	Net Revenues	Profit(2),(5)		Basic	Diluted

	(In thousands, except per share amounts)
2004
First Quarter	$337,883	$21,540	$(80,361)	$(.85)	$(.85)
Second Quarter	429,841	47,040	(88,367)	$(.94)	$(.94)
Third Quarter	473,677	57,314	(76,824)	$(.81)	$(.81)
Fourth Quarter	347,027	26,672	(96,814)	$(1.02)	$(1.02)

	$1,588,428	$152,566	$(342,366)	$(3.62)	$(3.62)

2003
First Quarter	$114,797	$22,086	$(9,273)	$(.14)	$(.14)
Second Quarter	176,796	32,201	(47,156)	$(.72)	$(.72)
Third Quarter	514,893	81,354	(64,965)	$(.71)	$(.71)
Fourth Quarter	384,075	49,725	(70,386)	$(.75)	$(.75)

	$1,190,561	$185,366	$(191,780)	$(2.44)	$(2.44)

(1)	The Company’s fiscal year is a 52-week or 53-week period ending on the last Saturday in December. Effective upon the closing of the Dreyer’s Nestlé Transaction, the Company changed its fiscal periods from NICC’s calendar year ending on December 31 to a 52-week or 53-week year ending on the last Saturday in December with fiscal quarters ending on the Saturday closest to the end of the calendar quarter.

(2)	Results of operations for 2004 reflect the results of NICC and DGIC from December 28, 2003 to December 25, 2004. Results of operations for 2003 reflect the results of NICC from January 1, 2003 to December 27, 2003 and the results of DGIC from June 27, 2003 to December 27, 2003.

(3)	Results from 2004 and 2003 were affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For 2004, these transaction, integration and restructuring charges include $260,475,000 of accretion of Class A callable puttable common stock and $16,788,000 of stock option compensation expense. For 2003, these transaction, integration and restructuring charges include $116,045,000 of accretion of Class A callable puttable common stock, $51,086,000 of employee severance and retention benefits, $18,148,000 of stock option compensation expense, $14,941,000 of loss on divestiture and $11,495,000 of in-process research and development expense.

(4)	The number of weighted-average shares outstanding used in the quarterly computation of net loss per common share increases and decreases as shares are issued and surrendered during the year. In addition, the number of weighted-average shares outstanding can also vary each quarter due to the exclusion of securities that would have an anti-dilutive effect.

The weighted-average shares presented above for 2004 and 2003 include the shares that are now classified as Class B common shares for the entire period and the Class A callable puttable common shares beginning on the Merger Closing Date. The net loss per Class A callable puttable common share figures presented above for the first quarter of 2003 include only the shares that are now classified as Class B common shares of 64,564,315. For these reasons, along with the rounding of each quarter’s net loss per Class A callable puttable and Class B common share, the sum of net loss per common share for the quarters may not be the same as the net loss per common share for the year.

(5)	Gross profit is defined as Total net revenues less Cost of goods sold.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dreyer’s Grand Ice Cream Holdings, Inc.
    We have completed an integrated audit of Dreyer’s Grand Ice Cream Holding’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
    In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dreyer’s Grand Ice Cream Holdings, Inc. and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
    Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Francisco, California
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Member
Nestlé Ice Cream Company, LLC:
    We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Nestlé Ice Cream Company, LLC (NICC), a Delaware limited liability company, (formerly known as Ice Cream Partners USA, LLC) (NICC), and subsidiary for the year ended December 31, 2002. These consolidated financial statements are the responsibility of NICC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders’ equity and cash flows of Nestlé Ice Cream Company, LLC for the year ended December 31, 2002.
/s/ KPMG LLP

KPMG LLP
San Francisco, California
January 17, 2003, except as to note 3,
which is as of June 13, 2003

(c)	Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, Amendment No. 1 thereto, dated as of October 25, 2002, and Amendment No. 2 thereto, dated as of February 5, 2003 (attached as Annex A to the proxy statement/ prospectus which is part of this registration statement) (Exhibit 2.1(1)).
2.2	Amendment No. 3, dated June 16, 2003, to the Agreement and Plan of Merger and Contribution, dated as of June 16, 2002, as amended on October 25, 2002 and February 5, 2003, by and among Dreyer’s Grand Ice Cream, Inc., December Merger Sub, Inc. Nestlé Holdings, Inc. and NICC Holdings, Inc. (Exhibit 2.2(2)).
2.3*	Amended and Restated Asset Purchase and Sale Agreement, dated June 4, 2003, by and among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (the former name of Registrant), Nestlé Ice Cream Company, LLC and Integrated Brands, Inc. (Exhibit 2.3(3)).
3.1	Restated Certificate of Incorporation of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 3.1 (11)).
3.2	Amended and Restated Bylaws of Dreyer’s Grand Ice Cream Holdings, Inc. (formerly New December, Inc.) (Exhibit 3.2(2)).
4.1	Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 4.1(2)).
4.2	Amendment No. 1, dated January 26, 2004, to the Governance Agreement, dated as of June 26, 2003, among Nestlé Holdings, Inc., Nestlé S.A. and Dreyer’s Grand Ice Cream Holdings, Inc.
10.1	Agreement dated September 18, 1978 between Dreyer’s Grand Ice Cream, Inc. and Kraft, Inc. (Exhibit 10.8(4)).
10.2	Agreement and Lease dated as of January 1, 1982 and Amendment to Agreement and Lease dated as of January 27, 1982 between Jack and Tillie Marantz and Dreyer’s Grand Ice Cream, Inc. (Exhibit 10.2(5)).
10.3	Assignment of Lease dated as of March 31, 1989 among Dreyer’s Grand Ice Cream, Inc., Smithway Associates, Inc. and Wilsey Foods, Inc. (Exhibit 10.52(6)).
10.4	Amendment of Lease dated as of March 31, 1989 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc., as amended by letter dated April 17, 1989 between Dreyer’s Grand Ice Cream, Inc. and Wilsey Foods, Inc. (Exhibit 10.53(6)).
10.5	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1992) (Exhibit 10.35(7)).
10.6	Letter Agreement dated August 4, 1995 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(8)).
10.7	April 1996 Amendment to Commerce Lease dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.29(9)).
10.8	Letter Agreement dated April 23, 1996 between Dreyer’s Grand Ice Cream, Inc. and Smithway Associates, Inc. (Exhibit 10.30(9)).
10.9	Distribution Agreement dated as of October 10, 2000 by and between Dreyer’s Grand Ice Cream, Inc. and Ben & Jerry’s Homemade, Inc. and First Amendment to 2000 Distribution Agreement dated as of January 19, 2001 (Exhibit 10.22(10)).
10.10	Dreyer’s Grand Ice Cream, Inc. Stock Option Plan (1993), as amended (Exhibit 10.23(10)).
10.11	Employment Agreement dated as of June 16, 2002, by and between Registrant and T. Gary Rogers. (Exhibit 10.1(1)).
10.12	Employment Agreement dated as of June 16, 2002, by and between Registrant and Thomas M. Delaplane (Exhibit 10.2(1)).
10.13	Employment Agreement dated as of June 16, 2002, by and between Registrant and Timothy F. Kahn (Exhibit 10.3(1)).

Exhibit
Number	Description

10.14	Employment Agreement dated as of June 16, 2002, by and between Registrant and William R. Oldenburg (Exhibit 10.4(1)).
10.15	Employment Agreement dated as of June 16, 2002, by and between Registrant and J. Tyler Johnston (Exhibit 10.5(1)).
10.16	Amended and Restated Sublicense Agreement for Other Pillsbury Proprietary Information, dated as of December 26, 2001, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.6(1)).
10.17	Amended and Restated Sublicense Agreement for Pillsbury Trademarks and Technology, dated as of December 26, 2001, by and among Societe des Produits Nestlé S.A., Nestec Ltd. And Nestlé Ice Cream Company, LLC (Exhibit 10.7(1)).
10.18	Amended and Restated Other Nestlé USA Proprietary Information License Agreement, dated October 8, 1999, by and between Nestlé USA — Prepared Foods Division, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.8(1)).
10.19	Amended and Restated Trademark/ Technology License Agreement, dated December 26, 2001, by and among Nestlé S.A., Nestec Ltd., Societe des Produits Nestlé S.A., and Nestlé Ice Cream Company, LLC (Exhibit 10.9(1)).
10.20*	Co-Pack Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.20(3)).
10.21*	Transition Services Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.21(3)).
10.22*	Transition IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.22(3)).
10.23*	Grocery Carrier Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.23(3)).
10.24*	Non-Grocery Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.24(3)).
10.25*	Transition NICC Product Distribution Agreement, dated July 5, 2003, between Integrated Brands, Inc. and Nestlé Ice Cream Company, LLC (Exhibit 10.25(3)).
10.26*	IB Products Distribution Agreement, dated July 5, 2003, between Dreyer’s Grand Ice Cream, Inc. and Integrated Brands, Inc. (Exhibit 10.26(3)).
10.27	Third Amendment, dated April 14, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions, and Bank of America, N.A., as Agent. (Exhibit 10.27 (11)).
10.28	Third Amendment to Note Purchase Agreement, dated June, 27, 2003, among Dreyer’s Grand Ice Cream, Inc., New December, Inc. (to be renamed Dreyer’s Grand Ice Cream Holdings, Inc.) and each of the institutions which is a signatory to the agreement (Exhibit 10.28 (11)).
10.29	Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003. (Exhibit 10.29 (11)).
10.30	Form of Indemnification Agreement for Directors and Officers of Dreyer’s Grand Ice Cream Holdings, Inc. (Exhibit 10.30 (11)).
10.31	Employment Agreement dated as of August 30, 2002, by and between Registrant and Mark J. LeHocky. (Exhibit 10.31 (11)).
10.32	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and T. Gary Rogers. (Exhibit 10.32 (11)).
10.33	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Thomas M. Delaplane. (Exhibit 10.33 (11)).
10.34	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Timothy F. Kahn. (Exhibit 10.34 (11)).

Exhibit
Number	Description

10.35	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and William Oldenburg. (Exhibit 10.35 (11)).
10.36	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and J. Tyler Johnston. (Exhibit 10.36 (11)).
10.37	First Amendment to Employment Agreement dated as of July 21, 2003, by and between Registrant and Mark J. LeHocky. (Exhibit 10.37 (11)).
10.38	Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan effective as of June 1, 2000. (Exhibit 10.38 (11)).
10.39	Amendment No. 1 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of December 31, 2001. (Exhibit 10.39 (11)).
10.40	Amendment No. 2 to Ice Cream Partners USA (former name of Nestlé Ice Cream Company, LLC) Supplemental Management Retirement & Savings Plan dated as of February 5, 2002. (Exhibit 10.40 (11)).
10.41	Amendment No. 3 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of April 26, 2002. (Exhibit 10.41 (11)).
10.42	Amendment No. 4 to Nestlé Ice Cream Company Supplemental Management Retirement & Savings Plan dated as of December 20, 2002. (Exhibit 10.42 (11)).
10.43	Fourth Amendment, dated August 27, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent. (Exhibit 10.43(12)).
10.44	Fourth Amendment to Note Purchase Agreement, dated September 5, 2003, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., and each of the institutions which is a signatory to the agreement. (Exhibit 10.44(12)).
10.45	Letter Amendment dated October 22, 2003 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003. (Exhibit 10.45(12)).
10.46	Letter Amendment dated February 11, 2004, effective March 23, 2004, to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million (Exhibit 10.46 (13)).
10.47	Form of Letter dated March 22, 2004, among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent (Exhibit 10.47 (13)).
10.48	Dreyer’s Grand Ice Cream Holdings, Inc. Long-term Incentive Plan (Exhibit 10.48 (13)).
10.49	Demand Loan Facility dated May 24, 2004, by and between Nestlé Capital Corporation and Dreyer’s Grand Ice Cream Holdings, Inc. for up to USD 50 million, with Assignment by Nestlé S.A. to Nestlé Capital Corporation of a portion of its rights and obligations under USD 400 million Bridge Loan Facility dated June 11, 2003, as amended (Exhibit 10.49 (14)).
10.50	Amendment to Letter Amendment to Nestlé S.A. Credit Facility dated May 28, 2004, to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million (Exhibit 10.50 (14)).
10.51	Form of Letter dated June 10, 2004, effective June 16, 2004 among Dreyer’s Grand Ice Cream, Inc., Dreyer’s Grand Ice Cream Holdings, Inc., various financial institutions and Bank of America, N.A., as Agent (Exhibit 14)).
10.52	Amendment dated June 25, 2004 to Letter Amendment dated February 11, 2004, effective June 26, 2004 to Nestlé S.A. — Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million (Exhibit 10.52 (14)).
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP.

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested and granted as to certain portions of this exhibit. The term “confidential treatment” and the mark “*” used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

(1)	Incorporated by reference to the designated exhibit to Annex A to Proxy Statement/ Prospectus filed on February 18, 2003 pursuant to Rule 424(b)(3) under the Securities Act of 1933 in connection with Registration No. 333-101052.

(2)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K filed on June 27, 2003.

(3)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Current Report on Form 8-K/ A filed on July 21, 2003.

(4)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Registration Statement on Form S-1 and Amendment No. 1 thereto, filed under Commission File No. 2-71841 on April 16, 1981 and June 11, 1981, respectively.

(5)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994 filed on March 30, 1995.

(6)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1989 filed on March 30, 1990.

(7)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 25, 1993 filed on March 25, 1994.

(8)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 1995 filed on March 29, 1996.

(9)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 28, 1996 filed on March 28, 1997.

(10)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2000 filed on March 30, 2001.

(11)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 filed on August 18, 2003.

(12)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 filed on November 17, 2003.

(13)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 filed on May 6, 2004.

(14)	Incorporated by reference to the designated exhibit to Dreyer’s Grand Ice Cream Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004 filed on August 5, 2004.

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
Date: March 7, 2005
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

Signature	Title	Date

/s/ T. Gary Rogers (T. Gary Rogers)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 7, 2005

/s/ Peter Brabeck-Letmathe (Peter Brabeck-Letmathe)	Vice-Chairman of the Board of Directors	March 7, 2005

/s/ Alberto E. Romaneschi (Alberto E. Romaneschi)	Executive Vice President — Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2005

/s/ Jan L. Booth (Jan L. Booth)	Director	March 7, 2005

/s/ William F. Cronk (William F. Cronk)	Director	March 7, 2005

/s/ Tahira Hassan (Tahira Hassan)	Director	March 7, 2005

/s/ John W. Larson (John W. Larson)	Director	March 7, 2005

Signature	Title	Date

/s/ Carlos E. Represas (Carlos E. Represas)	Director	March 7, 2005

/s/ Jean-Marie Gurné (Jean-Marie Gurné)	Director	March 7, 2005

/s/ Timothy P. Smucker (Timothy P. Smucker)	Director	March 7, 2005

/s/ Joe Weller (Joe Weller)	Director	March 7, 2005
    Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:
    Not applicable.