Form 10-Q
period 2005-03-26
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2005-05-05
CIK 1189712

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

Yes  ☑      No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at May 3, 2005
Class A callable puttable common stock, $.01 par value	30,864,590
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

($ in thousands, except per share amounts)	March 26, 2005	Dec. 25, 2004
Assets
Current Assets:
Cash and cash equivalents	$335	$870
Trade accounts receivable, net of allowance for doubtful accounts of $5,564 in 2005 and $5,987 in 2004	123,018	92,755
Other accounts receivable	7,596	5,890
Inventories	205,794	178,107
Prepaid expenses and other	34,915	26,450
Income taxes refundable	2,252	11,797
Deferred income taxes	5,643	5,643

Total current assets	379,553	321,512

Property, plant and equipment, net	544,296	519,562
Other assets	10,882	14,578
Other intangibles, net	444,840	445,834
Goodwill	1,942,773	1,945,208

Total assets	$3,322,344	$3,246,694

Liabilities, Class A Callable Puttable Common Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$177,752	$185,863
Accrued payroll and employee benefits	40,899	54,456
Nestlé S.A. credit facility, current	498,200

Total current liabilities	716,851	240,319

Nestlé S.A. credit facility		354,600
Long-term stock option liability	50,976	73,209
Other long-term obligations	37,702	41,655
Deferred income taxes	24,278	38,400

Total liabilities	829,807	748,183

Commitments and contingencies

Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value - 31,830,332 shares authorized; 30,847,781 and 30,486,143 issued and outstanding in 2005 and 2004, respectively	308	305
Class A capital in excess of par	2,352,810	2,251,228
Notes receivable from Class A callable puttable common stockholders	(489)	(493)

Total Class A callable puttable common stock	2,352,629	2,251,040

Stockholders’ Equity:
Class B common stock, $.01 par value - 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2005 and 2004	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(822,670)	(715,107)

Total stockholders’ equity	139,908	247,471

Total liabilities, Class A callable puttable common stock and stockholders’ equity	$3,322,344	$3,246,694

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
($ in thousands, except per share amounts)	March 26, 2005	March 27, 2004
Revenues:
Net sales to external customers	$336,385	$324,924
Net sales to affiliates	1,160	1,135

Net sales	337,545	326,059
Other revenues	7,626	11,824

Total net revenues	345,171	337,883

Costs and expenses:
Cost of goods sold to external customers	337,503	315,208
Cost of goods sold to affiliates	1,160	1,135

Cost of goods sold	338,663	316,343

Selling, general and administrative expense	38,206	48,366
Interest, net of amounts capitalized	2,043	1,486
Royalty expense to affiliates	6,181	4,983
Other expense (income), net	1,624	(5,641)
Severance and retention (adjustment) expense	(22)	3,097

	386,695	368,634

Loss before income tax benefit	(41,524)	(30,751)
Income tax benefit	10,627	11,993

Net loss	(30,897)	(18,758)

Accretion of Class A callable puttable common stock	(70,942)	(61,603)

Net loss available to Class A callable puttable and Class B common stockholders	$(101,839)	$(80,361)

Net loss per share of Class A callable puttable and Class B common stock:

Basic	$(1.07)	$(.85)

Diluted	$(1.07)	$(.85)

Dividends declared per share of common stock:
Class A callable puttable	$.06	$.06

Class B	$.06	$.06

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CLASS A CALLABLE
PUTTABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Callable Puttable Common Stock					Class B Common Stock
			Capital in	Notes				Capital in	Accumulated
(In thousands)	Shares	Par Value	Excess of Par	Receivable	Total	Shares	Par Value	Excess of Par	Deficit	Total
Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314	64,564	$646	$961,932	$(350,010)	$612,568
Stock option exercises	397	4	24,557		24,561
Shares surrendered in stock option exercises	(3)		(188)		(188)
Cash received for stock option exercises			7,158		7,158
Stock compensation expense			248		248
Repayments of notes receivable				315	315
Net loss									(18,758)	(18,758)
Accretion of Class A callable puttable common stock			61,603		61,603				(61,603)	(61,603)
Class A callable puttable and Class B common stock dividends declared									(5,664)	(5,664)

Balances at March 27, 2004	29,843	$298	$1,997,502	$(789)	$1,997,011	64,564	$646	$961,932	$(436,035)	$526,543

Balances at December 25, 2004	30,486	$305	$2,251,228	$(493)	$2,251,040	64,564	$646	$961,932	$(715,107)	$247,471
Stock option exercises	365	3	23,172		23,175
Shares surrendered in stock option exercises	(3)		(209)		(209)
Cash received for stock option exercises			7,677		7,677
Repayments of notes receivable				4	4
Net loss									(30,897)	(30,897)
Accretion of Class A callable puttable common stock			70,942		70,942				(70,942)	(70,942)
Class A callable puttable and Class B common stock dividends declared									(5,724)	(5,724)

Balances at March 26, 2005	30,848	$308	$2,352,810	$(489)	$2,352,629	64,564	$646	$961,932	$(822,670)	$139,908

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In thousands)	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net loss	$(30,897)	$(18,758)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	14,892	18,168
(Adjustment) provision for loss on accounts receivable	(423)	3,543
(Adjustment) provision for severance and retention	(22)	3,097
Stock option compensation expense	3,224	4,514
Deferred income taxes	(11,631)	(11,993)
(Decrease) increase in other long-term obligations	(301)	146
Accretion of long-term stock option liability	734	586
Other noncash charges	22	752
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable and other accounts receivable	(31,546)	(20,242)
Inventories	(27,687)	(13,716)
Prepaid expenses and other	(8,436)	(19,816)
Income taxes refundable	9,545	5,855
Accounts payable and accrued liabilities	(2,759)	4,177
Accrued payroll and employee benefits	(13,535)	(13,831)

	(98,820)	(57,518)

Cash flows from investing activities:
Additions to property, plant and equipment	(48,183)	(11,930)
Retirements of property, plant and equipment	449	663
Purchases of businesses, net of cash acquired		(692)
Decrease (increase) in other assets	442	(2,040)

	(47,292)	(13,999)

Cash flows from financing activities:
Proceeds from Nestlé S.A. credit facility	143,600	70,000
Collection of notes receivable from Class A callable puttable common stockholders	4	315
Proceeds from stock option exercises	7,677	7,158
Cash dividends paid	(5,704)	(5,641)

	145,577	71,832

(Decrease) increase in cash and cash equivalents	(535)	315
Cash and cash equivalents, beginning of period	870	1,623

Cash and cash equivalents, end of period	$335	$1,938

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$2,988	$988
Income tax refunds received	$(8,541)	$(5,855)

Supplemental disclosure of noncash transactions:
Increase in property, plant and equipment due to accruals for capital expenditures	$12,668

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

Financial Statement Form and Content

     The Consolidated Financial Statements for the quarters ended March 26, 2005 and March 27, 2004 have not been audited by independent public accountants, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 2004, appearing in the Company’s 2004 Annual Report on Form 10-K.

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

The Divestiture Transaction

     As a condition to the closing of the Dreyer’s Nestlé Transaction, the United States Federal Trade Commission (FTC) required that DGIC and NICC divest certain assets. On March 3, 2003, New December, Inc. (the former name of the Company), DGIC, NICC and Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), entered into an Asset Purchase and Sale Agreement, which was amended and restated on June 4, 2003 (the APA). The APA provided for the sale of DGIC’s Dreamery® and Whole Fruit™ Sorbet brands and the assignment of its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit Sorbet and Godiva brands are referred to as the Divested Brands) and the transfer and sale by NICC of leases, warehouses, equipment and vehicles and related distribution assets (the Purchased Assets) in certain states and territories (the

Territories) to Eskimo Pie Frozen Distribution, Inc. (Eskimo Pie), a subsidiary of CoolBrands. On July 5, 2003 (the Divestiture Closing Date), the parties closed the transaction (the Divestiture Transaction) and the Company received $10,000,000 in consideration for the sale of the Divested Brands and the Purchased Assets.

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

     On September 7, 2004, the FTC approved a request made by the Company and Integrated Brands to amend certain agreements between the parties and thereby modify the Decision and Order in order to facilitate the distribution of certain Integrated Brands and DGIC products as well as extend the license from Integrated Brands to DGIC for use of the Whole Fruit name for DGIC’s line of fruit bars to January 2006.

Note 2. Significant Accounting Policies

Significant Accounting Assumptions and Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions include, among others, assessing the following: the adequacy of liabilities for trade promotion expenses; the recoverability of goodwill; the adequacy of liabilities for employee bonuses and pension and 401(k) plan contributions; the adequacy of liabilities for self-insured health, workers compensation and vehicle plans; the recoverability and estimated useful lives of property, plant and equipment; the adequacy of the valuation allowance for deferred tax assets; and the recoverability of trade accounts receivable. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

Financial Statement Presentation

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Statement of Financial Accounting Standards No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004” (FSP SFAS 109-1), which clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). These requirements were effective immediately. The adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

     In December 2004, and as subsequently revised in April 2005, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company early adopted SFAS 123R in the first quarter of 2005. The Company did not grant stock options in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal, and that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company early adopted SFAS 151 in the first quarter of 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153), an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The guidance in APB No. 29, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, included certain exceptions to that principle, and SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company early adopted SFAS 153 in the first quarter of 2005. The Company did not have exchanges of nonmonetary assets in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

Note 3. Inventories

     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at March 26, 2005 and December 25, 2004 consisted of the following:

	March 26, 2005	Dec. 25, 2004
	(In thousands)
Raw materials	$22,913	$16,940
Finished goods	182,881	161,167

	$205,794	$178,107

     Inventories on consignment with retailers and distributors included in the above balances at March 26, 2005 and December 25, 2004 totaled $13,120,000 and $12,843,000, respectively.

Note 4. Butter Investments

     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting loss or gain in Other expense (income), net. The Company typically holds its butter investments for up to one month.

     Investments in butter, included in Prepaid expenses and other, had a current market value of $6,899,000 and $410,000 at March 26, 2005 and December 25, 2004, respectively. During the quarters ended March 26, 2005 and March 27, 2004, losses (gains) from butter investments, included as a component of Other expense (income), net, totaled $1,511,000 and $(5,074,000), respectively.

Note 5. Other Intangibles, Net

     The gross carrying amount and related accumulated amortization of other intangibles at March 26, 2005 and December 25, 2004 consisted of the following:

		March 26, 2005			December 25, 2004
			Accum.			Accum.
	Lives	Gross	Amort.	Net	Gross	Amort.	Net
	(In thousands)
Definite-lived other intangibles
Foreign trademark	0.8 year	$—	$—	$—	$66	$66	$—
Whole Fruit bar brand	1 year				1,819	1,819	—
Customer list	3 years	425	60	365	425	24	401
Covenants not to compete	4.3 years	289	119	170	289	102	187
License agreement	5 years	6,101	818	5,283	6,101	514	5,587
Flavor formulations	10 years	4,365	763	3,602	4,365	655	3,710
Technology	10 years	1,743	117	1,626	1,743	73	1,670
Customer relationships – foodservice	14 years	800	100	700	800	86	714
Customer relationships – non-grocery	27 years	6,901	447	6,454	6,901	383	6,518
Customer relationships – grocery	29 years	44,653	2,694	41,959	44,653	2,311	42,342
Independent distributors	29 years	2,547	154	2,393	2,547	132	2,415
Favorable leasehold arrangements	84.6 years	728	15	713	728	13	715

		68,552	5,287	63,265	70,437	6,178	64,259

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453	134,453		134,453
Edy’s® brand name	Indefinite	176,507		176,507	176,507		176,507
Skinny Cow® trade name	Indefinite	57,519		57,519	57,519		57,519
Base formulations/brand processes	Indefinite	13,096		13,096	13,096		13,096

		381,575		381,575	381,575		381,575

Total other intangibles		$450,127	$5,287	$444,840	$452,012	$6,178	$445,834

     Amortization expense of other intangibles for the quarters ended March 26, 2005 and March 27, 2004 was $994,000 and $1,261,000, respectively. Future estimated amortization expense for the remaining quarters of 2005 and for the four fiscal periods ending on the last Saturday of December 2006 through 2009 and thereafter are as follows:

(In thousands)
Year ending:
2005	$3,058
2006	3,975
2007	3,932
2008	3,766
2009	3,252
Thereafter	45,282

$63,265

Note 6. Goodwill

     The change in Goodwill for the quarter ended March 26, 2005 consisted of the following:

(In thousands)
Balance at December 25, 2004	$1,945,208
Income tax benefit from exercise of stock options(1)	(2,491)
Adjustments of acquisition price	56

Balance at March 26, 2005	$1,942,773

(1)	During the quarter ended March 26, 2005, the Company recorded a decrease to long-term Deferred Income Taxes and a noncash decrease to Goodwill of $2,491,000 related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Note 7. Nestlé S.A. Credit Facility

     The Company utilizes the following debt facility as a primary source of liquidity:

Nestlé S.A. Credit Facility

     On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility to allow the facility’s term to be extended at the option of the Company to December 31, 2005. On March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on the year-end and the half-year financial results. On May 28, 2004, the Company and Nestlé S.A. amended the events of default of this facility in conjunction with the addition of the Nestlé Capital Corporation Sub-Facility (discussed below). On December 6, 2004, the Company and Nestlé S.A. amended the maximum amount available under this facility for a new available maximum of $650,000,000. The Company plans to seek an extension of the term of the Credit Facility in 2005. There can be no assurance that the extension will be granted.

     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At March 26, 2005 and December 25, 2004, the Company had $470,000,000 and $350,000,000 outstanding on this bridge loan facility bearing interest at 3.53 and 3.01 percent, respectively.

     For the quarters ended March 26, 2005 and March 27, 2004, interest expense for borrowings from Nestlé S.A. totaled $3,142,000 and $904,000, respectively.

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

     Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At March 26, 2005 and December 25, 2004, the Company had $28,200,000 and $4,600,000 outstanding on this sub-facility bearing interest at 3.51 and 2.99 percent, respectively.

     For the quarter ended March 26, 2005, the interest expense under this facility totaled $147,000.

     At March 26, 2005 and December 25, 2004, the unused amount of the total available Nestlé S.A. credit facility, including the Nestlé Capital Corporation sub-facility, was $151,800,000 and $295,400,000, respectively.

Note 8. Long-term Stock Option Liability

     The activity in Long-term stock option liability for the quarter ended March 26, 2005 consisted of the following:

	Vested	Unvested
	Stock Options	Stock Options	Total
		(In thousands)
Fair value at December 25, 2004	$39,734	$33,475	$73,209
Fair value of stock option exercises	(22,967)		(22,967)
Accretion of stock options	614	120	734

Fair value at March 26, 2005	$17,381	$33,595	$50,976

     The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model was $60.69 at June 26, 2003. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding was $26.19 and $23.75 at March 26, 2005 and December 25, 2004, respectively. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock. The fair value of stock options exercised was $22,967,000 for the quarter ended March 26, 2005.

     The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model was $54.03 at June 26, 2003. The weighted-average exercise price per unvested option share was $25.62 at March 26, 2005 and December 25, 2004, respectively. No stock options vested in the quarter ended March 26, 2005.

     The vested and unvested options will accrete to fair value using the effective interest rate method until December 1, 2005 (Initial Put Date), when the put value of the Class A callable puttable common stock will be $83 per share (Note 9). The weighted-average fair value per share of the vested and unvested options at the Initial Put Date were $64.38 and $55.96 (representing the $83.00 put price, less the weighted average option grant price), respectively.

     Pursuant to Financial Accounting Standards Board Interpretation No. 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense, included in Selling, general and administrative expenses, was $3,224,000 and $4,266,000 for the quarters ended March 26, 2005 and March 27, 2004, respectively. The short-term portion of unearned compensation, included in Prepaid expenses and other, totaled $13,236,000 and $13,207,000 at March 26, 2005 and December 25, 2004, respectively. The long-term portion of unearned compensation, included in Other assets, totaled $72,000 and $3,326,000 at March 26, 2005 and December 25, 2004, respectively.

Note 9. Class A Callable Puttable Common Stock

     The Class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of Class A callable puttable common stock has the option to require the Company to redeem (put) all or part of their shares at $83 per share during two periods:

▪	December 1, 2005 (Initial Put Date) to January 13, 2006; and

▪	April 3, 2006 to May 12, 2006.

     The Class A callable puttable common stock may be redeemed (called) by the Company at the request of Nestlé in whole, but not in part, at a price of $88 per share during the call period beginning on January 1, 2007 and ending on June 30, 2007.

     The Class A callable puttable common stock is being accreted from the value at the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date, calculated using the effective interest rate method. Accretion of Class A callable puttable common stock for the quarters ended March 26, 2005 and March 27, 2004 totaled $70,942,000 and $61,603,000, respectively.

     If a put right is exercised by a Class A callable puttable common stockholder, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. Pursuant to the terms of the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), upon the exercise of a put right or the call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds to be paid to stockholders under a put right or the call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under a put right or the call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

     The Governance Agreement provides that the dividend policy of the Company shall be to declare and pay cash dividends on the Company’s common stock (Class A callable puttable and Class B) in an amount not less than the greater of $.24 per share on an annualized basis (without giving effect to any stock split, material issuance of stock or similar event after June 26, 2003), or 30 percent of the Company’s consolidated net income for the preceding fiscal year. The Governance Agreement provides that the calculation of net income will exclude the ongoing noncash impacts of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction.

Note 10. Net Loss Per Share of Class A Callable Puttable and Class B Common Stock

     The denominator for basic net loss per share is the number of weighted-average shares outstanding. The denominator for diluted net loss per share is the number of weighted-average shares outstanding plus the effect of potentially dilutive securities. Diluted net loss per share for the quarters ended March 26, 2005 and March 27, 2004 is equal to basic net loss per share because the effect of stock equivalents is anti-dilutive.

     The following table reconciles the numerators and denominators of the basic and diluted net loss per share of common stock calculations:

	Quarter Ended
	March 26, 2005	March 27, 2004
	(In thousands, except per share amounts)
Net loss	$(30,897)	$(18,758)
Accretion of Class A callable puttable common stock	(70,942)	(61,603)

Net loss available to Class A callable puttable and Class B common stockholders	$(101,839)	$(80,361)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	95,260	94,120

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(1.07)	$(.85)

Diluted	$(1.07)	$(.85)

Anti-dilutive Securities

     Potentially dilutive securities, which consist of stock options, are excluded from the calculations of diluted net loss per share when their inclusion would have an anti-dilutive effect. During the quarters ended March 26, 2005 and March 27, 2004, 573,000 and 1,159,000 of potentially dilutive weighted-average options outstanding were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted shares and diluted net loss per share, respectively.

Note 11. Commitments and Contingencies

Legal Actions

     The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, both individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Penalty for Co-Pack Arrangement

     The Company incurred penalty fees for not purchasing an amount greater than or equal to the yearly volume commitment under a co-pack arrangement. In 2004, the Company formally decided to cease the use of services under the co-pack arrangement with the manufacturing company and incurred penalties for the remaining years of the arrangement. The Company accounted for the potential penalty fees in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company considers the potential penalty fees to be probable and reasonably estimated.

     The total known contractual obligation amount of the potential penalty fees, which includes penalty fees incurred before the Company formally decided to cease the use of services, was $19,500,000. The aforementioned contractual obligation is disputed by the Company and the subject of pending litigation. The Company recorded the fair value of the aggregate penalty fee amount using the net present value method based on a risk-adjusted interest rate of 3.83%. This amount totaled $18,113,000, of which $14,538,000 was included as an expense in Selling, general and administrative expense, and $3,575,000 was included as an expense in Cost of goods sold in 2004. The difference between the fair value and cash value of the penalty fees for future years is recognized as an increase in the carrying amount of the liability and as an expense to be accreted ratably during the remaining life of the co-pack arrangement.

     The activity in the potential penalty for co-pack arrangement liability for the quarter ended March 26, 2005 consisted of the following:

		Non-
	Current	Current	Total
		(In thousands)
Balance at December 25, 2004	$3,900	$14,213	$18,113
Reclassification of 2005 fiscal year penalty from non-current to current	3,756	(3,756)	—
Accretion of fair value	36	104	140

Balance at March 26, 2005	$7,692	$10,561	$18,253

     The Company did not record cash payments against the related liability in the quarter ended March 26, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited).

     The Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 2004, appearing in the 2004 Annual Report on Form 10-K of Dreyer’s Grand Ice Cream, Holdings, Inc. (the Company).

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

     We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), including, but not limited to the following:

▪	risk factors described under the “Risks and Uncertainties” section below;

▪	the level of consumer spending for frozen dessert products;

▪	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

▪	costs or difficulties resulting from the combination of the businesses of Dreyer’s Grand Ice Cream, Inc. and Nestlé Ice Cream Company, LLC, including the integration of the operations and the compliance with the Federal Trade Commission’s order relating to the divestiture of assets;

▪	costs or difficulties related to the expansion and closing of the Company’s manufacturing and distribution facilities;

▪	the cost of energy and gasoline used in manufacturing and distribution;

▪	the cost of dairy raw materials and other commodities used in the Company’s products;

▪	the Company’s ability to develop, manufacture, market and sell new frozen dessert products;

▪	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

▪	market conditions affecting the prices of the Company’s products;

▪	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

▪	the costs associated with any litigation proceedings; and

▪	existing and future governmental regulations resulting from the events of September 11, 2001, the military actions in Iraq and Afghanistan and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company.

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

     As a condition to the closing of the Dreyer’s Nestlé Transaction, under the decision and order issued by the Federal Trade Commission (FTC) on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order), the FTC required that DGIC and NICC divest certain assets (the Divestiture Transaction). In accordance with the Decision and Order, DGIC sold its Dreamery® and Whole Fruit™ Sorbet brands and assigned its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit Sorbet and Godiva brands are referred to as the Divested Brands), and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to implement the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

     The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 through 2004 was $1.29. However, the market is inherently volatile and can experience large seasonal fluctuations. The average price per pound of AA butter has increased to $1.58 and $1.76 during the first quarters of 2005 and 2004, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company proactively addresses this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

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

Application of Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The Company believes that the Critical Accounting Policies (appearing in the 2004 Annual Report on Form 10-K of the Company), which the Company’s senior management has discussed with the Audit Committee of the Board of Directors, represent the most significant judgments and estimates used in the preparation of the accompanying Consolidated Financial Statements. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position Statement of Financial Accounting Standards No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004” (FSP SFAS 109-1), which clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). These requirements were effective immediately. The adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

     In December 2004, and as subsequently revised in April 2005, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related implementation guidance,. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company early adopted SFAS 123R in the first quarter of 2005. The Company did not grant stock options in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal, and that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company early adopted SFAS 151 in the first quarter of 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153), an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The guidance in APB No. 29, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, included certain exceptions to that principle, and SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company early adopted SFAS 153 in the first quarter of 2005. The Company did not have exchanges of nonmonetary assets in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.

Results of Operations

Financial Overview

     The Company is engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and independent distributors in the United States.

     For the quarter ended March 26, 2005, the Company reported a Net loss available to Class A callable puttable and Class B common stockholders of $(101,839,000), or $(1.07) per diluted share compared with $(80,361,000), or $(.85) per diluted share, for the quarter ended March 27, 2004. Total net revenues increased two percent to $345,171,000 for the quarter ended March 26, 2005 from $337,883,000 for the quarter ended March 27, 2004.

     Results for the first quarter of 2005 and 2004 were affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For the quarter ended March 26, 2005, these transaction, integration and restructuring charges included accretion of Class A callable puttable common stock of $70,942,000(1) and stock option compensation expense of $3,224,000(2). For the quarter ended March 27, 2004, these transaction, integration and restructuring charges included accretion of Class A callable puttable common stock of $61,603,000, stock option compensation expense of $4,266,000, and severance and retention expense of $3,097,000.

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). (See discussion following the table below.)

(2)	Stock option compensation expense represents unearned compensation which is being expensed under the terms of three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense will total $9,983,000 for the remainder of fiscal 2005 and $3,325,000 for 2006.

Table of Percentages of Total Net Revenues and Percentage Changes

     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

			Period-to-Period
			Variance
	Percentage of Total Net Revenues		Favorable (Unfavorable)
			First Quarter of 2005
	Quarter Ended		Compared to First
	March 26, 2005	March 27, 2004	Quarter of 2004
Total net revenues	100.0%	100.0%	2.2%

Costs and expenses:
Cost of goods sold	98.1	93.6	(7.1)
Selling, general and administrative expense	11.1	14.3	21.0
Interest, net of amounts capitalized	0.6	0.4	(37.5)
Royalty expense to affiliates	1.8	1.6	(24.0)
Other expense (income), net	0.5	(1.7)	(128.8)
Severance and retention (adjustment) expense	—	0.9	100.7

	112.1	109.1	(4.9)

Loss before income tax benefit	(12.1)	(9.1)	(35.0)
Income tax benefit	3.1	3.5	(11.4)

Net loss	(9.0)	(5.6)	(64.7)
Accretion of Class A callable puttable common stock	(20.5)	(18.2)	(15.2)

Net loss available to Class A callable puttable and Class B common stockholders	(29.5)%	(23.8)%	(26.7)%

Quarter ended March 26, 2005 Compared with the Quarter ended March 27, 2004

     Total net revenues increased $7,288,000, or two percent, to $345,171,000 for the quarter ended March 26, 2005 from $337,833,000 for the quarter ended March 27, 2004.

     Net sales of Company’s branded products, including licensed and joint venture products and Net sales to affiliates (Company Brands), increased $36,529,000, or 14 percent, to $289,976,000 for the quarter ended March 26, 2005 from $253,447,000 for the quarter ended March 27, 2004. The increase in net sales of Company Brands was primarily driven by a $21,066,000 increase in net sales of the Company’s premium and superpremium products due to the introduction of proprietary technologies underlying the new Slow Churned™ Light Ice Cream brand launched subsequent to the first quarter of 2004 and the continued strong growth of the Dreyer’s and Edy’s® Grand® Ice Cream brands and Häagen-Dazs® Ice Cream brands. The increase was further driven by a $15,278,000 increase in net sales of the Company’s frozen snacks primarily due to the $14,641,000 classification of Skinny Cow® products as Company Brands from products manufactured and/or distributed for other companies following the Company’s acquisition of Silhouette on July 26, 2004.

     Company Brands represented 84 percent of Total net revenues in the quarter ended March 26, 2005 compared with 75 percent in the quarter ended March 27, 2004. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by less than one percent. Gallon sales of Company Brands, including frozen snacks, increased approximately 4,400,000 gallons, or 15 percent, to approximately 33,800,000 gallons.

     Net sales of products manufactured under license and/or distributed for other companies (Partner Brands) decreased $25,043,000, or 34 percent, to $47,569,000 for the quarter ended March 26, 2005 from $72,612,000 for the quarter ended March 27, 2004. The decrease in net sales of Partner Brands was primarily attributable to a $23,131,000 decrease in net sales of Skinny Cow products due primarily to the classification of these products as Company Brands after the Company’s acquisition of Silhouette on July 26, 2004, a $12,653,000 decrease in net sales of brands manufactured by other companies due to competition and changes in consumer preference and a $6,079,000 decrease due to the termination of certain distribution agreements. The decrease was offset by a $15,716,000 increase in the sale of Divested Brands following the Company’s commencement of purchasing and selling Divested Brands from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), on September 7, 2004.

     Net sales of Partner Brands represented 14 percent of Total net revenues in the quarter ended March 26, 2005 compared with 21 percent in the quarter ended March 27, 2004. Average wholesale prices for Partner Brands decreased approximately 18 percent primarily as a result of the volume and mix change largely due to the termination of certain distribution agreements and the classification of Skinny Cow products as Company Brands after the Company’s acquisition of Silhouette on July 26, 2004. Gallon sales of Partner Brands decreased approximately 1,000,000 gallons, or 20 percent, to approximately 3,900,000 gallons.

     Other revenues decreased $4,198,000 or 36 percent, to $7,626,000 for the quarter ended March 26, 2005 from $11,824,000 for the quarter ended March 27, 2004. The decrease in Other revenues was primarily attributable to a $4,011,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The cost of providing these services is included in Cost of goods sold. Other revenues represented two percent of Total net revenues in the quarter ended March 26, 2005 compared with four percent in the quarter ended March 27, 2004.

     Cost of goods sold increased $22,320,000, or 7 percent, to $338,663,000 for the quarter ended March 26, 2005 from $316,343,000 for the quarter ended March 27, 2004. The increase in Cost of goods sold was driven by an increase in sales and the related increase in distribution expenses and an approximate $4,400,000 increase in the cost of cream, offset by a decrease in drayage expense of $2,561,000 paid to CoolBrands for the delivery of certain products.

     The Company’s gross profit, which is defined as Total net revenues less Cost of goods sold, decreased by $15,032,000, or 70 percent, to $6,508,000 for the quarter ended March 26, 2005 from $21,540,000 for the quarter ended March 27, 2004. The Company’s gross margin was 1.9 percent and 6.4 percent in the quarters ended March 26, 2005 and March 27, 2004, respectively. The decrease in gross profit was primarily attributable to an increase of $30,719,000 of trade promotion expenses, primarily related to new product launches in 2005, which are recorded as reductions in revenue. The decrease was further attributable to an increase of approximately $4,400,000 in the cost of cream, offset by a product mix shift from lower margin Partner Brands towards higher margin Company Brands and a decrease in drayage expense of $2,561,000 paid to CoolBrands for the delivery of certain products. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect cost of goods sold and gross margin in future periods.

     Selling, general and administrative expense decreased $10,160,000, or 21 percent, to $38,206,000 for the quarter ended March 26, 2005 from $48,366,000 for the quarter ended March 27, 2004. Selling, general and administrative expenses were 11.1 percent and 14.3 percent of Total net revenues in the quarters ended March 26, 2005 and March 27, 2004, respectively. The decrease was attributable to a $5,093,000 decrease in marketing expenses, a $2,500,000 decrease in bad debt expense primarily due to write-offs from distribution agreement terminations in the first quarter of 2004, and an incremental $1,119,000 decrease in depreciation expense due to a change in the estimated useful lives of NICC’s financial and distribution data processing systems in 2004.

     Interest expense increased $557,000, or 37 percent, to $2,043,000 for the quarter ended March 26, 2005 from $1,486,000 for the quarter ended March 27, 2004, primarily due to higher average borrowings.

     Royalty expense to affiliates increased $1,198,000, or 24 percent, to $6,181,000 for the quarter ended March 26, 2005 from $4,983,000 for the quarter ended March 27, 2004, due to higher net sales of Company Brand products which are licensed to the Company. Royalty expense is comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks.

     Other expense (income), net for the quarter ended March 26, 2005 represented expense of $1,624,000 and primarily included losses from butter trading activities of $1,511,000. Other expense (income), net for the quarter ended March 27, 2004 represented income of $(5,641,000) and primarily included gains from butter trading activities of $(5,074,000).

     Severance and retention (adjustment) expense totaled $(22,000) for the quarter ended March 26, 2005 and $3,097,000 for the quarter ended March 27, 2004. The 2005 adjustment consisted of $(22,000) of severance benefit adjustments. The 2004 expense consisted of $2,158,000 of severance benefits and $939,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction.

     The income tax benefit decreased by $1,366,000 to $10,627,000 for the quarter ended March 26, 2005 from $11,993,000 for the quarter ended March 27, 2004. The decrease was primarily due to a decrease in the effective tax rate to 28 percent for the quarter ended March 26, 2005 from 39 percent for the quarter ended March 27, 2004. The decrease in the effective tax rate primarily resulted from the impact of permanent differences on a lower projected pretax loss from 2004 to 2005.

     Accretion of Class A callable puttable common stock totaled $70,942,000 for the quarter ended March 26, 2005 and $61,603,000 for the quarter ended March 27, 2004. The Class A callable puttable common stock is being accreted to the put value of $83 at the December 1, 2005 (Initial Put Date), calculated using the effective interest rate method. The $9,339,000 increase was primarily due to the increase in the fair value of Class A shares from the Merger Closing Date to the Initial Put Date.

Financial Condition

Liquidity and Capital Resources

     The Company’s primary cash needs are to fund working capital requirements, to fund capital expenditures, finance acquisitions, repay debt, and to distribute dividends to stockholders. Working capital decreased by $418,491,000 in the first quarter of 2005. At March 26, 2005, Trade accounts receivable and other accounts receivable, as well as Inventories, increased over the fiscal 2004 year-end primarily due to a seasonal increase in sales and the inventory build as the Company approaches the summer season. Prepaid expenses and other assets increased over the fiscal 2004 year-end primarily due to the first quarter prepayment of annual insurance premiums and an increase in prepaid butter contracts. Accrued payroll and employee benefits decreased over 2004 primarily due to the payment of fiscal 2004 year-end bonuses of $15,129,000 and the Company’s 2004 pension and 401(k) contributions of $16,539,000 in 2005. The Company received $8,541,000 due to the receipt of federal and state income tax refunds for previous years.

     The Company paid $48,183,000 and $11,930,000 for capital expenditures in the first quarter of 2005 and 2004, respectively. In addition, in the first quarter of 2005, the Company accrued $12,668,000 for capital expenditures. The Company plans to pay approximately $246,000,000 for capital expenditures during the remainder of 2005. In 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site which is undergoing an expansion that will increase the facility’s size and capacity. In addition, the Company is significantly expanding its East Coast production facility to enable manufacturing to be close to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities.

     During the first quarter of 2005 and 2004, the Company paid $574,000 and $6,630,000, respectively, in severance and retention benefits. The Company expects to pay accrued severance and retention expenses of $1,057,000 during the remainder of 2005. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $1,300,000. The majority of this amount is expected to be paid during the remainder of 2005.

     During the first quarter of 2005, cash dividends paid totaled $5,704,000 resulting from a dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At March 26, 2005, the Company had 95,412,096 shares of common stock outstanding (consisting of 30,847,781 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and options to purchase 902,716 shares of common stock. In the event that all options outstanding at March 26, 2005 were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would be approximately $23,116,000 per year.

     Cash proceeds from stock option exercises totaled $7,677,000 in the first quarter of 2005. A total of 361,638 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $21.76. At March 26, 2005, 296,423 vested options and 606,293 unvested options were outstanding. The Company expects that most of the remaining vested stock options will be exercised during the remainder of 2005. The unvested stock options outstanding that will vest during 2005 and 2006 total 285,110 and 321,183, respectively.

The Company utilizes the following debt facility as a primary source of liquidity:

Nestlé S.A. Credit Facility

     On June 27, 2003, the Company entered into a long-term bridge loan facility with Nestlé S.A. for up to $400,000,000. On September 26, 2003, the Company and Nestlé S.A. amended the specified term of the bridge loan facility to allow the facility’s term to be extended at the option of the Company to December 31, 2005. On March 23, 2004, the Company and Nestlé S.A. amended the applicable margin on borrowings from the initial agreement’s flat margin to a margin based on the year-end and the half-year financial results. On May 28, 2004, the Company and Nestlé S.A. amended the events of default of this facility in conjunction with the addition of the Nestlé Capital Corporation Sub-Facility (discussed below). On December 6, 2004, the Company and Nestlé S.A. amended the maximum amount available under this facility for a new available maximum of $650,000,000. The Company plans to seek an extension of the term of the Credit Facility in 2005. There can be no assurance that the extension will be granted.

     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD LIBOR on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At March 26, 2005 and December 25, 2004, the Company had $470,000,000 and $350,000,000 outstanding on this bridge loan facility bearing interest at 3.53 and 3.01 percent, respectively.

     For the quarters ended March 26, 2005 and March 27, 2004, interest expense for borrowings from Nestlé S.A. totaled $3,142,000 and $904,000, respectively.

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

     Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At March 26, 2005 and December 25, 2004, the Company had $28,200,000 and $4,600,000 outstanding on this sub-facility bearing interest at 3.51 and 2.99 percent, respectively.

     For the quarter ended March 26, 2005, the interest expense under this facility totaled $147,000.

     At March 26, 2005 and December 25, 2004, the unused amount of the total available Nestlé S.A. credit facility, including the Nestlé Capital Corporation sub-facility, was $151,800,000 and $295,400,000, respectively. At March 26, 2005, the fair value of the Company’s debt equaled its carrying amount.

Standby Letters of Credit

     At March 26, 2005 and December 25, 2004, the Company was a holder of irrevocable standby letters of credit issued by Citibank, N.A. with a total face value of $25,207,000 and $22,425,000, respectively. Of these amounts,

$25,157,000 and $22,375,000, respectively, served as a guarantee by the creditor bank to cover workers compensation, general liability and vehicle claims. The Company pays fees on the standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.

Dividends

     The Company declared a dividend for the first quarter of 2005 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on March 25, 2005.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding fiscal year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for 2004 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2005 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. The Company’s debt facility permits borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.

Funding Put/Call of Class A Callable Puttable Common Stock

     Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.

     If a put right is exercised by a Class A callable puttable common stockholder, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,635,000,000, based on 30,847,781 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 902,716 shares of Class A callable puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of a put right or the call right, Nestlé or Nestlé S.A. has agreed to contribute to the aggregate funds under a put right or the call right. However, the Governance Agreement provides that, rather than funding the aggregate amounts under a put right or the call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.

     The Company believes that the Nestlé S.A. credit facility and its contractual commitments from Nestlé and Nestlé S.A. to fund a put and/or the call for the Class A callable puttable common stock, along with its liquid resources, internally-generated cash and financing capacity, are adequate to meet both short-term and long-term operating and capital requirements, presuming the Nestlé S.A. credit facility is extended beyond the current maturity date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This Item 3 should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005.

Nestlé S.A. Credit Facility

     The Company has debt with variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s debt at March 26, 2005:

	Debt	Interest Rates
	(In thousands)
Variable interest rates:
Nestlé S.A. credit facility	$470,000	3.53%
Nestlé Capital Corporation sub-facility	28,200	3.51%

	$498,200

     If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $1,758,000.

Investments

     The Company does not have short-term or long-term monetary investments.

Commodity Costs

     The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 through 2004 was $1.29. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter has increased to $1.58 and $1.76 during the first quarters of 2005 and 2004, respectively. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.

     Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other expense (income), net. During the quarters ended March 26, 2005 and March 27, 2004, losses (gains) from butter investments totaled $1,511,000 and $(5,074,000), respectively.

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

(b)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company declared a dividend for the first quarter of 2005 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on March 25, 2005.

     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding fiscal year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2004 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2005 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. The Company’s debt facility permits borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.

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

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
Dated: May 5, 2005	By:	/s/ Douglas M. Holdt
Douglas M. Holdt
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