Form 10-Q
period 2005-06-25
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2005-08-04
CIK 1189712

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
Yes ☑           No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at August 2, 2005
Class A callable puttable common stock, $.01 par value	31,084,828
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

($ in thousands, except per share amounts)	June 25, 2005	Dec. 25, 2004
Assets
Current Assets:
Cash and cash equivalents	$506	$870
Trade accounts receivable, net of allowance for doubtful accounts of $5,443 in 2005 and $5,987 in 2004	175,908	92,755
Other accounts receivable	9,435	5,890
Inventories	204,477	178,107
Prepaid expenses and other	25,626	26,450
Income taxes refundable	2,457	11,797
Deferred income taxes	5,643	5,643

Total current assets	424,052	321,512

Property, plant and equipment, net	591,269	519,562
Other assets	14,127	14,578
Other intangibles, net	443,846	445,834
Goodwill	1,942,330	1,945,208

Total assets	$3,415,624	$3,246,694

Liabilities, Class A Callable Puttable Common Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$200,214	$185,863
Accrued payroll and employee benefits	44,730	54,456

Total current liabilities	244,944	240,319

Nestlé S.A. credit facility	604,800	354,600
Long-term stock option liability	49,553	73,209
Other long-term obligations	40,495	41,655
Deferred income taxes	12,212	38,400

Total liabilities	952,004	748,183

Commitments and contingencies

Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value - 31,830,332 shares authorized; 30,884,669 and 30,486,143 issued and outstanding in 2005 and 2004, respectively	309	305
Class A capital in excess of par	2,429,006	2,251,228
Notes receivable from Class A callable puttable common stockholders	(476)	(493)

Total Class A callable puttable common stock	2,428,839	2,251,040

Stockholders’ Equity:
Class B common stock, $.01 par value - 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2005 and 2004	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(927,797)	(715,107)

Total stockholders’ equity	34,781	247,471

Total liabilities, Class A callable puttable common stock and stockholders’ equity	$3,415,624	$3,246,694

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Half-Year Ended
($ in thousands, except per share amounts)	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Revenues:
Net sales to external customers	$459,498	$417,031	$795,883	$741,955
Net sales to affiliates	1,415	1,489	2,575	2,624

Net sales	460,913	418,520	798,458	744,579
Other revenues	6,720	11,321	14,346	23,145

Total net revenues	467,633	429,841	812,804	767,724

Costs and expenses:
Cost of goods sold to external customers	413,244	381,312	750,747	696,520
Cost of goods sold to affiliates	1,415	1,489	2,575	2,624

Cost of goods sold	414,659	382,801	753,322	699,144

Selling, general and administrative expense	75,075	73,262	113,281	121,624
Interest, net of amounts capitalized	4,268	2,177	6,311	3,663
Royalty expense to affiliates	9,474	7,715	15,655	12,698
Other expense (income), net	723	3,667	2,347	(1,972)
Severance and retention (adjustment) expense	(202)	133	(224)	3,230

	503,997	469,755	890,692	838,387

Loss before income tax benefit	(36,364)	(39,914)	(77,888)	(70,663)
Income tax benefit	10,178	15,566	20,805	27,559

Net loss	(26,186)	(24,348)	(57,083)	(43,104)

Accretion of Class A callable puttable common stock	(73,214)	(64,019)	(144,156)	(125,622)

Net loss available to Class A callable puttable and Class B common stockholders	$(99,400)	$(88,367)	$(201,239)	$(168,726)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(1.04)	$(.94)	$(2.11)	$(1.79)

Diluted	$(1.04)	$(.94)	$(2.11)	$(1.79)

Dividends declared per share of common stock:
Class A callable puttable	$.06	$.06	$.12	$.12

Class B	$.06	$.06	$.12	$.12

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CLASS A CALLABLE
PUTTABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Class A Callable Puttable Common Stock					Class B Common Stock
			Capital in	Notes				Capital in	Accumulated
(In thousands)	Shares	Par Value	Excess of Par	Receivable	Total	Shares	Par Value	Excess of Par	Deficit	Total
Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314	64,564	$646	$961,932	$(350,010)	$612,568
Stock option exercises	524	6	32,684		32,690
Shares surrendered in stock option exercises	(7)		(458)		(458)
Cash received for stock option exercises			9,515		9,515
Stock compensation expense			248		248
Repayments of notes receivable				433	433
Net loss									(43,104)	(43,104)
Accretion of Class A callable puttable common stock			125,622		125,622				(125,622)	(125,622)
Class A callable puttable and Class B common stock dividends declared									(11,336)	(11,336)

Balances at June 26, 2004	29,966	$300	$2,071,735	$(671)	$2,071,364	64,564	$646	$961,932	$(530,072)	$432,506

Balances at December 25, 2004	30,486	$305	$2,251,228	$(493)	$2,251,040	64,564	$646	$961,932	$(715,107)	$247,471
Stock option exercises	402	4	25,076		25,080
Shares surrendered in stock option exercises	(3)		(209)		(209)
Cash received for stock option exercises			8,755		8,755
Repayments of notes receivable				17	17
Net loss									(57,083)	(57,083)
Accretion of Class A callable puttable common stock			144,156		144,156				(144,156)	(144,156)
Class A callable puttable and Class B common stock dividends declared									(11,451)	(11,451)

Balances at June 25, 2005	30,885	$309	$2,429,006	$(476)	$2,428,839	64,564	$646	$961,932	$(927,797)	$34,781

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Half-Year Ended
(In thousands)	June 25, 2005	June 26, 2004

Cash flows from operating activities:
Net loss	$(57,083)	$(43,104)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	32,095	37,974
(Adjustment) provision for loss on accounts receivable	(544)	2,084
(Adjustment) provision for severance and retention expense	(224)	3,230
Stock option compensation expense	6,449	8,782
Deferred income taxes	(23,203)	(27,558)
Increase in other long-term obligations	2,388	2,556
Accretion of long-term stock option liability	1,215	1,140
Other noncash charges	136	3,637
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable and other accounts receivable	(86,154)	(53,893)
Inventories	(26,370)	(22,577)
Prepaid expenses and other	(2,334)	(4,865)
Income taxes refundable	9,340	5,190
Accounts payable and accrued liabilities	22,405	22,340
Accrued payroll and employee benefits	(9,502)	(15,187)

	(131,386)	(80,251)

Cash flows from investing activities:
Additions to property, plant and equipment	(114,590)	(43,381)
Retirements of property, plant and equipment	909	1,589
Purchases of businesses, net of cash acquired		(707)
(Increase) in other assets	(2,840)	(4,741)

	(116,521)	(47,240)

Cash flows from financing activities:
Proceeds from Nestlé S.A. credit facility	250,200	130,000
Repayments of other long-term debt		(2,143)
Collection of notes receivable from Class A callable puttable common stockholders	17	433
Proceeds from stock option exercises	8,755	9,515
Cash dividends paid	(11,429)	(11,305)

	247,543	126,500

(Decrease) in cash and cash equivalents	(364)	(991)
Cash and cash equivalents, beginning of period	870	1,623

Cash and cash equivalents, end of period	$506	$632

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$8,164	$3,169
Income tax refunds received	$(8,336)	$(5,191)

Supplemental disclosure of non cash transactions:
Increase in property, plant and equipment due to accruals for capital expenditures	$9,878
See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Description of Business and Basis of Presentation
Description of Business
     Dreyer’s Grand Ice Cream Holdings, Inc. and its subsidiaries (the Company) are engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and distributors in the United States.
     The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments and the nature of the products, production processes, customer types and distribution methods throughout the United States.
Financial Statement Form and Content
     The Consolidated Financial Statements for the quarter and half-year periods ended June 25, 2005 and June 26, 2004 have not been audited by an independent registered public accounting firm, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 2004, appearing in the Company’s 2004 Annual Report on Form 10-K.
Dreyer’s Nestlé Transaction
     The Company is the successor entity to the Nestlé Ice Cream Company, LLC (NICC) business. The Company was formed as a result of the combination of Dreyer’s Grand Ice Cream, Inc. (DGIC) and NICC (the Dreyer’s Nestlé Transaction). The Dreyer’s Nestlé Transaction closed on June 26, 2003 (the Merger Closing Date) and was accounted for as a reverse acquisition under the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Accounting for Business Combinations.” For this purpose, NICC was deemed to be the acquirer and DGIC was deemed to be the acquiree.
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
     On July 12, 2005, the FTC consented to extending the transition service agreement to May 2006.
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
     In December 2004, and as subsequently revised in April 2005, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and

its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company early adopted SFAS 123R in the first quarter of 2005. The Company has not granted stock options in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153), an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The guidance in APB No. 29, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, included certain exceptions to that principle, and SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company early adopted SFAS 153 in the first quarter of 2005. The Company has not exchanged nonmonetary assets in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement to Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20) and Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, this statement carries forward the guidance in APB 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS 154 in the first quarter of 2006.
Note 3. Inventories
     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 25, 2005 and December 25, 2004 consisted of the following:

	June 25, 2005	Dec. 25, 2004
	(In thousands)
Raw materials	$25,070	$16,940
Finished goods	179,407	161,167

	$204,477	$178,107

     Inventories on consignment with retailers and distributors included in the above balances at June 25, 2005 and December 25, 2004 totaled $14,131,000 and $12,843,000, respectively.

Note 4. Butter Investments
     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investments at the end of each quarter and records any resulting loss or gain in Other expense (income), net. The Company typically holds its butter investments for up to one month.
     Investments in butter, included in Prepaid expenses and other had a market value totaling $5,221,000 and $410,000 at June 25, 2005 and December 25, 2004, respectively. During the quarters ended June 25, 2005 and June 26, 2004, losses from butter investments, included as a component of Other expense (income), net, totaled $1,541,000 and $4,100,000, respectively. During the half-year periods ended June 25, 2005 and June 26, 2004, losses (gains) from butter investments, included as a component of Other expense (income), net, totaled $3,051,000 and $(974,000), respectively.
Note 5. Other Intangibles, Net
     The gross carrying amount and related accumulated amortization of other intangibles at June 25, 2005 and December 25, 2004 consisted of the following:

		June 25, 2005			December 25, 2004
			Accum.			Accum.
	Lives	Gross	Amort.	Net	Gross	Amort.	Net
		(In thousands)
Definite-lived other intangibles
Foreign trademark	0.8 year	$—	$—	$—	$66	$66	$—
Whole Fruit bar brand	1 year				1,819	1,819	—
Customer list	3 years	425	95	330	425	24	401
Covenants not to compete	4.3 years	289	136	153	289	102	187
License agreement	5 years	6,101	1,122	4,979	6,101	514	5,587
Flavor formulations	10 years	4,365	872	3,493	4,365	655	3,710
Technology	10 years	1,743	160	1,583	1,743	73	1,670
Customer relationships – foodservice	14 years	800	114	686	800	86	714
Customer relationships – non-grocery	27 years	6,901	511	6,390	6,901	383	6,518
Customer relationships – grocery	29 years	44,653	3,078	41,575	44,653	2,311	42,342
Distributors	29 years	2,547	176	2,371	2,547	132	2,415
Favorable leasehold arrangements	84.6 years	728	17	711	728	13	715

		68,552	6,281	62,271	70,437	6,178	64,259

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453	134,453		134,453
Edy’s® brand name	Indefinite	176,507		176,507	176,507		176,507
The Skinny Cow® trade name	Indefinite	57,519		57,519	57,519		57,519
Base formulations/brand processes	Indefinite	13,096		13,096	13,096		13,096

		381,575		381,575	381,575		381,575

Total other intangibles		$450,127	$6,281	$443,846	$452,012	$6,178	$445,834

     Amortization expense of other intangibles for the quarters ended June 25, 2005 and June 26, 2004 was $994,000 and $1,155,000, respectively. Amortization expense of other intangibles for the half-year periods ended June 25, 2005 and June 26, 2004 was $1,988,000 and $2,416,000, respectively.

     Future estimated amortization expense for the remainder of 2005 and for the four fiscal years ending on the last Saturday of December 2006 through 2009 and thereafter are as follows:

(In thousands)

2005	$2,064
2006	3,975
2007	3,932
2008	3,766
2009	3,252
Thereafter	45,282

$62,271

Note 6. Goodwill
     The change in Goodwill for the half-year ended June 25, 2005 consisted of the following:

(In thousands)

Balance at December 25, 2004	$1,945,208
Income tax benefit from exercise of stock options(1)	(2,985)
Adjustments of acquisition price	107

Balance at June 25, 2005	$1,942,330

(1)	During the half-year period ended June 25, 2005, the Company recorded a decrease to long-term Deferred Income Taxes and a noncash decrease to Goodwill of $2,985,000 related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Goodwill Impairment Test
     In the second quarter of 2005 and 2004, the Company performed its impairment test on each of its reporting units. These reporting units correspond to the Company’s geographic segments that it uses to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty.
     As of June 2005 and June 2004, the results of the Company’s impairment tests reported a fair value in excess of the carrying value for each of its reporting units. In 2005, the number of reporting units decreased from five to three but the methodology remained consistent. The carrying value of all of the Company’s reporting units closely approximates their fair market value. As a result, a moderate decline in the estimated fair market value of any of the Company’s reporting units could result in a goodwill impairment charge and that impairment charge could be material.

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
     On June 15, 2005, the Company and Nestlé S.A. amended the maximum amount available under this facility for a new available maximum of $700,000,000 and extended the term to be twelve months from the effective date of the amendment with an option for the Company to extend the term again to a date not later than December 30, 2006. The agreement also amended the margin determination ratios at each half-yearly and yearly reporting date to be based on the Company’s adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Royalties (EBITDAR) performance. Finally, the agreement amended the events of default of this facility to require certain EBITDAR performance ratios tests to be performed at the full year reporting period.
     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD London Interbank Offer Rate (LIBOR) on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At June 25, 2005 and December 25, 2004, the Company had $595,000,000 and $350,000,000 outstanding on this bridge loan facility bearing interest at 3.94 and 3.01 percent, respectively.
     For the quarters ended June 25, 2005 and June 26, 2004, interest expense for borrowings from Nestlé S.A. totaled $4,800,000 and $861,000, respectively. For the half-year periods ended June 25, 2005 and June 26, 2004, interest expense for borrowings from Nestlé S.A. totaled $7,942,000 and $1,764,000, respectively.
Nestlé Capital Corporation Sub-Facility
     On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an allocation of the long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding decrease or increase in the total borrowings available under the $700,000,000 Nestlé S.A bridge loan facility.
     Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At June 25, 2005 and December 25, 2004, the Company had $9,800,000 and $4,600,000 outstanding on this sub-facility bearing interest at 3.91 and 2.99 percent, respectively.
     For the quarter and half-year periods ended June 25, 2005, interest expense for drawdowns from Nestlé Capital totaled $179,000 and $326,000, respectively. For the quarter and half-year periods ended June 26, 2004, there was no interest expense since the Company had no borrowings from Nestlé Capital.
     At June 25, 2005 and December 25, 2004, the combined outstanding borrowings on the Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $604,800,000 and $354,600,000, respectively. At June 25, 2005 and December 25, 2004, the unused amount of the total available Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $95,200,000 and $295,400,000, respectively.
Note 8. Long-term Stock Option Liability
     The activity in the Long-term stock option liability for the half-year period ended June 25, 2005 consisted of the following:

	Vested	Unvested
	Stock	Stock
	Options	Options	Total
		(In thousands)
Balance at December 25, 2004	$39,734	$33,475	$73,209
Fair value of stock option exercises	(24,871)		(24,871)
Accretion of stock options	975	240	1,215

Balance at June 25, 2005	$15,838	$33,715	$49,553

     The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model was $60.69 at June 26, 2003. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding was $25.76 and $23.75 at June 25, 2005 and December 25, 2004, respectively. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock and Class A capital in excess of par. The fair value of stock options exercised was $24,871,000 for the half-year period ended June 25, 2005.
     The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model was $54.03 at June 26, 2003. The weighted-average exercise price per unvested option share was $25.62 at June 25, 2005 and December 25, 2004, respectively. No stock options vested in the half-year period ended June 25, 2005.
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
     Pursuant to Financial Statements Accounting Board Interpretation No. 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense, included in Selling, general and administrative expense, was $3,225,000 and $4,266,000 for the quarters ended June 25, 2005 and June 26, 2004, respectively. Stock option compensation expense, included in Selling, general and administrative expense, was $6,449,000 and $8,532,000 for the half-year periods ended June 25, 2005 and June 26, 2004, respectively. The short-term portion of unearned compensation, included in Prepaid expenses and other, totaled $10,049,000 and $13,207,000 at June 25, 2005 and December 25, 2004, respectively. The long-term portion of unearned compensation, included in Other assets, totaled $35,000 and $3,326,000 at June 25, 2005 and December 25, 2004, respectively.

Note 9. Class A Callable Puttable Common Stock
     The Class A callable puttable common stock is classified as temporary equity (mezzanine capital) because of its put and call features. Each stockholder of Class A callable puttable common stock has the option (put) to require the Company to redeem all or part of their shares at $83 per share during two periods:
•	December 1, 2005 to January 13, 2006; and

•	April 3, 2006 to May 12, 2006.
     The Class A callable puttable common stock may be redeemed (called) by the Company at the request of Nestlé in whole, but not in part, at a price of $88 per share during the call period beginning on January 1, 2007 and ending on June 30, 2007.
     The Class A callable puttable common stock is being accreted using the effective interest rate method from the value at the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date. Accretion of Class A callable puttable common stock for the quarters ended June 25, 2005 and June 26, 2004 totaled $73,214,000 and $64,019,000, respectively. Accretion of Class A callable puttable common stock for the half-year periods ended June 25, 2005 and June 26, 2004 totaled $144,156,000 and $125,622,000, respectively.
     If a put right is exercised by a Class A callable puttable common stockholder, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. Pursuant to the terms of the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), upon the exercise of a put right or the call right, Nestlé or Nestlé S.A. is required to contribute the aggregate funds to be paid to stockholders under a put right or the call right. The Governance Agreement provides that rather than funding the aggregate amounts under a put right or the call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.
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
Note 10. Net Loss Per Share of Class A Callable Puttable and Class B Common Stock
     The denominator for basic net loss per share is the number of weighted-average shares outstanding. The denominator for diluted net loss per share is the number of weighted-average shares outstanding plus the effect of potentially dilutive securities. Diluted net loss per share for the quarter and half-year periods ended June 25, 2005 and June 26, 2004 is equal to basic net loss per share because the effect of stock equivalents is anti-dilutive.

     The following table reconciles the numerators and denominators of the basic and diluted net loss per share of common stock calculations for the following periods:

	Quarter Ended		Half-Year Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
	(In thousands, except per share amounts)
Net loss	$(26,186)	$(24,348)	$(57,083)	$(43,104)
Accretion of Class A callable puttable common stock	(73,214)	(64,019)	(144,156)	(125,622)

Net loss available to Class A callable puttable and Class B common stockholders	$(99,400)	$(88,367)	$(201,239)	$(168,726)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	95,433	94,472	95,346	94,296

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(1.04)	$(.94)	$(2.11)	$(1.79)

Diluted	$(1.04)	$(.94)	$(2.11)	$(1.79)

Anti-dilutive Securities
     Potentially dilutive securities, which consist of stock options, are excluded from the calculations of diluted net loss per share when their inclusion would have an anti-dilutive effect. During the quarter and half-year periods ended June 25, 2005, 466,000 and 519,000 of potentially dilutive weighted-average options outstanding were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted shares and diluted net loss per share, respectively. During the quarter and half-year periods ended June 26, 2004, 950,000 and 1,055,000, of potentially dilutive weighted-average options outstanding were excluded from the weighted-average share calculation for purposes of calculating weighted-average diluted shares and diluted net loss per share, respectively.
Note 11. Commitments and Contingencies
Legal Actions
     The Company is engaged in various legal actions as both plaintiff and defendant. Management believes that the outcome of these actions, both individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Penalty for Co-Pack Arrangement
     The Company incurred penalty fees for not purchasing an amount greater than or equal to the yearly volume commitment under a co-pack arrangement. In 2004, the Company formally decided to cease the use of services under the co-pack arrangement with the manufacturing company and accrued penalties for the remaining years of the arrangement. The Company accounted for the potential penalty fees in accordance with FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” The Company considers the potential penalty fees to be probable and reasonably estimable.
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
     The activity in the potential penalty for co-pack arrangement liability for the half-year period ended June 25, 2005 consisted of the following:

	Current	Non-Current	Total
		(In thousands)
Balance at December 25, 2004	$3,900	$14,213	$18,113
Reclassification of 2005 fiscal year penalty from non-current to current	3,756	(3,756)	—
Accretion of fair value	72	208	280

Balance at June 25, 2005	$7,728	$10,665	$18,393

     The Company did not record cash payments against the related liability in the half-year period ended June 25, 2005.
Note 12. Subsequent Event
     On July 6, 2005, NICC Holdings and Nestlé transferred an aggregate of 64,564,315 shares of the Company’s Class B common stock, which constituted all the outstanding shares of the Company’s Class B common stock, to Nestlé Ice Cream Holdings, Inc. (“Nestlé Ice”). Both NICC Holdings and Nestlé Ice are wholly-owned subsidiaries of Nestlé.

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
     We have based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the documents referred to in this Quarterly Report on Form 10-Q (if any), including, but not limited to the following:
•	risk factors described under the “Risks and Uncertainties” section below;

•	the level of consumer spending for frozen dessert products;

•	the Company’s ability to achieve efficiencies in manufacturing and distribution operations without negatively affecting sales;

•	costs or difficulties resulting from the combination of the business of Dreyer’s Grand Ice Cream, Inc. and Nestlé Ice Cream Company, LLC, including the integration of the operations and the compliance with the Federal Trade Commission’s order relating to the divestiture of assets;

•	costs or difficulties related to the expansion and closing of the Company’s manufacturing and distribution facilities;

•	the cost of energy and gasoline used in manufacturing and distribution;

•	the cost of dairy raw materials and other commodities used in the Company’s products;

•	the Company’s ability to develop, manufacture, market and sell new frozen dessert products;

•	the success of the Company’s marketing and promotion programs and competitors’ marketing and promotion responses;

•	market conditions affecting the prices of the Company’s products;

•	responsiveness of both the trade and consumers to the Company’s new products and marketing and promotion programs;

•	costs associated with any litigation proceedings; and

•	existing and future governmental regulations resulting from the events of September 11, 2001, the military actions in Iraq and Afghanistan and the continuing threat of terrorist attacks, which could affect commodity and service costs to the Company.
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
Risks and Uncertainties
     The business combination (the Dreyer’s Nestlé Transaction) of Dreyer’s Grand Ice Cream, Inc. (DGIC) and Nestlé Ice Cream Company, LLC (NICC) on June 26, 2003 (the Merger Closing Date) involved the integration of two businesses that previously operated independently. A majority of this integration has been completed.. Any difficulty in successfully integrating the remaining operations of the two businesses could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company, and could lead to a failure to realize the anticipated synergies of the combination.. If the Company’s plans for expansion of its existing manufacturing facilities or construction of new manufacturing facilities are delayed, such delays could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
     As a condition to the closing of the Dreyer’s Nestlé Transaction, under the decision and order issued by the Federal Trade Commission (FTC) on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order), the FTC required that DGIC and NICC divest certain assets (the Divestiture Transaction). In accordance with the Decision and Order, DGIC sold its Dreamery® and Whole Fruit™ Sorbet brands and assigned its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit Sorbet and Godiva brands are referred to as the Divested Brands), and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The implementation of the divestitures and the performance of continuing obligations in connection with the divestitures involve risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to execute the divestitures in an effective manner or perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
     The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2004 was $1.29. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter decreased to $1.48 for the quarter ended June 25, 2005 compared to $2.06 for the quarter ended June 26, 2004. The monthly average price per pound of AA butter decreased to $1.53 for the half-year ended June 25, 2005 compared to $1.91 for the half-year ended June 26, 2004. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
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
     In December 2004, and as subsequently revised in April 2005, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and its related implementation guidance. SFAS 123R eliminates the alternative to use APB 25’s intrinsic value method of accounting and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company early adopted SFAS 123R in the first quarter of 2005. The Company has not granted stock options in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153), an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The guidance in APB No. 29, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, included certain exceptions to that principle, and SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company early adopted SFAS 153 in the first quarter of 2005. The Company has not exchanged nonmonetary assets in 2005. As such, the adoption of this pronouncement did not impact the Company’s financial position, results of operations or cash flows.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154), a replacement to Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB 20) and Financial Accounting Standards No. 3, “Reporting Accounting

Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Additionally, this statement carries forward the guidance in APB 20 for reporting the correction of an error, a change in accounting estimate and requires justification of a change in accounting principle. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and accordingly, the Company will adopt SFAS 154 in the first quarter of 2006.
Results of Operations
Financial Overview for the Quarter ended June 25, 2005 Compared with the Quarter ended June 26, 2004
     The Company is engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and distributors in the United States.
     For the quarter ended June 25, 2005, the Company reported a Net loss available to Class A callable puttable and Class B common stockholders of $(99,400,000), or $(1.04) per diluted share, compared with $(88,367,000), or $(.94) per diluted share, for the quarter ended June 26, 2004. Total net revenues increased nine percent to $467,633,000 for the quarter ended June 25, 2005 from $429,841,000 for the quarter ended June 26, 2004.
     Results for the quarters ended June 25, 2005 and June 26, 2004 were affected by significant transaction, integration and restructuring charges relating to the Dreyer’s Nestlé Transaction. For the quarter ended June 25, 2005, these transaction, integration and restructuring charges included accretion of Class A callable puttable common stock of $73,214,000(1) and stock option compensation expense of $3,225,000(2). For the quarter ended June 26, 2004, these transaction, integration and restructuring charges included accretion of Class A callable puttable common stock of $64,019,000(1) and stock option compensation expense of $4,266,000(2).

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date). (See discussion following the table below.)

(2)	Stock option compensation expense, included as a component of Selling, general and administrative expense, represents unearned compensation which is being expensed under the terms of three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense will total $6,758,000 for the remainder of fiscal 2005 and $3,325,000 for 2006.

Table of Percentages of Total Net Revenues and Period-to-Period Percentage Changes
     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
					Favorable (Unfavorable)
					Quarter	Half-Year
					Ended	Ended
	Percentage of Total Net Revenues				2005	2005
	Quarter Ended		Half-Year Ended		Compared	Compared
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004	to 2004	to 2004

Total net revenues	100.0%	100.0%	100.0%	100.0%	8.8%	5.9%

Costs and expenses:
Cost of goods sold	88.7	89.1	92.7	91.1	(8.3)	(7.7)
Selling, general and administrative expense	16.1	17.0	13.9	15.8	(2.5)	6.9
Interest, net of amounts Capitalized	0.9	0.5	0.8	0.5	(96.0)	(72.3)
Royalty expense to affiliates	2.0	1.8	1.9	1.7	(22.8)	(23.3)
Other expense (income), net	0.1	0.9	0.3	(0.3)	80.3	(219.0)
Severance and retention (adjustment) expense	—	—	—	0.4	251.9	106.9

	107.8	109.3	109.6	109.2	(7.3)	(6.2)

Loss before income tax benefit	(7.8)	(9.3)	(9.6)	(9.2)	8.9	(10.2)
Income tax benefit	2.2	3.6	2.6	3.6	(34.6)	(24.5)

Net loss	(5.6)	(5.7)	(7.0)	(5.6)	(7.5)	(32.4)
Accretion of Class A callable puttable common stock	(15.7)	(14.9)	(17.8)	(16.4)	(14.4)	(14.8)

Net loss available to Class A callable puttable and Class B common stockholders	(21.3)%	(20.6)%	(24.8)%	(22.0)%	(12.5)	(19.3)

Quarter ended June 25, 2005 Compared with the Quarter ended June 26, 2004
     Total net revenues increased $37,792,000, or nine percent, to $467,633,000 for the quarter ended June 25, 2005 from $429,841,000 for the quarter ended June 26, 2004.
     Net sales of Company branded products (Company Brands), including licensed and joint venture products and Net sales to affiliates increased $59,444,000, or 17 percent, to $414,822,000 for the quarter ended June 25, 2005 from $355,378,000 for the quarter ended June 26, 2004. The increase in net sales of Company Brands was primarily driven by a $28,496,000 increase in net sales of the Company’s premium and superpremium products primarily due to the continued success of the Slow Churned™ Light Ice Cream brand, the introduction of the Häagen-Dazs® Light brand and the continued strong growth of the Dreyer’s and Edy’s® Grand® Ice Cream brands. The increase was further driven by a $30,948,000 increase in net sales of the Company’s frozen snacks primarily due to the $18,281,000 classification of The Skinny Cow® products as Company Brands from products manufactured and/or distributed for other companies following the Company’s acquisition of Silhouette Brands, Inc. (Silhouette) on July 26, 2004 and new product launches, including Nestlé Kids and Dibs™.
     Company Brands represented 89 percent of Total net revenues in the quarter ended June 25, 2005 compared with 83 percent in the quarter ended June 26, 2004. The average price of Company Brands, net of the effect of trade promotion expenses, increased by one percent. Gallon sales of Company Brands, including frozen snacks, increased approximately 6,200,000 gallons, or 15 percent, to approximately 47,400,000 gallons.
     Net sales of products manufactured under license and/or distributed for other companies (Partner Brands) decreased $17,051,000, or 27 percent, to $46,091,000 for the quarter ended June 25, 2005 from $63,142,000 for the quarter ended June 26, 2004. The decrease in net sales of Partner Brands was primarily attributable to a $22,513,000 decrease in net sales of The Skinny Cow products due primarily to the classification of these products as Company Brands and an $11,601,000 decrease in net sales of brands manufactured by other companies due to competition and changes in consumer preference. The decrease was offset by a $15,963,000 increase in the sale of Divested Brands following the Company’s commencement of purchasing and selling Divested Brands from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), on September 7, 2004.
     Net sales of Partner Brands represented 10 percent of Total net revenues in the quarter ended June 25, 2005 compared with 15 percent in the quarter ended June 26, 2004. Average wholesale prices for Partner Brands decreased approximately six percent primarily as a result of the volume and mix change largely due to the classification of The Skinny Cow products as Company Brands. Gallon sales of Partner Brands decreased approximately 1,100,000 gallons, or 22 percent, to approximately 3,800,000 gallons.
     Other revenues decreased $4,601,000, or 41 percent, to $6,720,000 for the quarter ended June 25, 2005 from $11,321,000 for the quarter ended June 26, 2004. The decrease in Other revenues was primarily attributable to a $4,327,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The cost of providing these services was included in Cost of goods sold. Other revenues represented one percent of Total net revenues in the quarter ended June 25, 2005 compared with two percent in the quarter ended June 26, 2004.
     Cost of goods sold increased $31,858,000, or eight percent, to $414,659,000 for the quarter ended June 25, 2005 from $382,801,000 for the quarter ended June 26, 2004. The increase in Cost of goods sold was driven by an increase in sales and the related increase in distribution expenses, offset by a $12,300,000 decrease in the cost of cream and a decrease in drayage expense of $4,368,000 paid to CoolBrands for the delivery of certain products.
     The Company’s gross profit, which is defined as Total net revenues less Cost of goods sold, increased by $5,934,000, or 13 percent, to $52,974,000 for the quarter ended June 25, 2005 from $47,040,000 for the quarter ended June 26, 2004. The Company’s gross margin was 11.3 percent and 10.9 percent in the quarters ended June 25, 2005 and June 26, 2004, respectively. The increase in gross profit was primarily attributable to a decrease of approximately $12,300,000 in the cost of cream, a product mix shift from lower margin Partner Brands towards higher margin Company Brands and a decrease in drayage expense of $4,368,000 paid to CoolBrands for the delivery of certain products. These factors were offset by an increase of $19,268,000 of trade promotion expenses, primarily related to new product launches in 2005, which are recorded as reductions in sales, and a $4,327,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold, gross profit and gross margin in future periods.
     Selling, general and administrative expense increased $1,813,000, or two percent, to $75,075,000 for the quarter ended June 25, 2005 from $73,262,000 for the quarter ended June 26, 2004. Selling, general and administrative expenses were 16.1 percent and 17.0 percent of Total net revenues in the quarters ended June 25, 2005 and June 26, 2004, respectively. The increase was attributable to a $6,153,000 increase in marketing expenses offset by a $2,388,000 decrease in professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and the Dreyer’s Nestlé Transaction and an incremental $1,834,000 decrease in depreciation expense due to a change in the estimated useful lives of NICC’s financial and distribution data processing systems in 2004.
     Interest expense increased $2,091,000, or 96 percent, to $4,268,000 for the quarter ended June 25, 2005 from $2,177,000 for the quarter ended June 26, 2004, primarily due to higher average borrowings.
     Royalty expense to affiliates increased $1,759,000, or 23 percent, to $9,474,000 for the quarter ended June 25, 2005 from $7,715,000 for the quarter ended June 26, 2004, due to higher sales of Company Brand products which are licensed to the Company. Royalty expense was comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks.
     Other expense (income), net for the quarter ended June 25, 2005 represented expense of $723,000 and primarily included losses from butter trading activities of $1,541,000 offset by earnings from joint ventures and equity affiliates of $(798,000). Other expense (income), net for the quarter ended June 26, 2004 represented expense of $3,667,000 and primarily included losses from butter trading activities of $4,100,000.
     Severance and retention (adjustment) expense totaled $(202,000) for the quarter ended June 25, 2005 and $133,000 for the quarter ended June 26, 2004. The 2005 adjustment consisted of $(202,000) of severance benefit adjustments. The 2004 expense consisted of severance benefit adjustments of $(485,000) and $618,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction.
     The income tax benefit decreased by $5,388,000 to $10,178,000 for the quarter ended June 25, 2005 from $15,566,000 for the quarter ended June 26, 2004. The decrease was primarily due to a decrease in the effective tax rate to 28 percent for the quarter ended June 25, 2005 from 39 percent for the quarter ended June 26, 2004. The decrease in the effective tax rate primarily resulted from the impact of permanent differences on a lower projected pretax loss from 2004 to 2005.
     Accretion of Class A callable puttable common stock totaled $73,214,000 for the quarter ended June 25, 2005 and $64,019,000 for the quarter ended June 26, 2004. The Class A callable puttable common stock is being accreted to the put value of $83 at December 1, 2005 (Initial Put Date), calculated using the effective interest rate method. The $9,195,000 increase was primarily due to the increase in the fair value of Class A shares from the Merger Closing Date to the Initial Put Date.
Half-Year ended June 25, 2005 Compared with the Half-Year ended June 26, 2004
     Total net revenues increased $45,080,000, or six percent, to $812,804,000 for the half-year ended June 25, 2005 from $767,724,000 for the half-year ended June 26, 2004.
     Net sales of Company Brands increased $95,973,000, or 16 percent, to $704,798,000 for the half-year ended June 25, 2005 from $608,825,000 for the half-year ended June 26, 2004. The increase in net sales of Company Brands was primarily driven by a $49,567,000 increase in net sales of the Company’s premium and superpremium products due to the continued success of the Slow Churned Light Ice Cream brand launched in the second quarter of 2004, the continued strong growth of the Dreyer’s and Edy’s Grand Ice Cream brands and the ongoing growth of Häagen-Dazs Ice Cream brands, including the introduction of the Häagen-Dazs Light brand, partially offset by the termination of a joint venture agreement. The increase was further driven by a $46,406,000 increase in net sales of the Company’s frozen snacks primarily due to the $33,172,000 classification of The Skinny Cow products as Company Brands and new product launches, including Nestlé Kids.
     Company Brands represented 87 percent of Total net revenues in the half-year ended June 25, 2005 compared with 79 percent in the half-year ended June 26, 2004. The average price of Company Brands, net of the effect of trade promotion expenses, increased by one percent. Gallon sales of Company Brands, including frozen snacks, increased approximately 10,600,000 gallons, or 15 percent, to approximately 81,200,000 gallons.
     Net sales of products Partner Brands decreased $42,094,000, or 31 percent, to $93,660,000 for the half-year ended June 25, 2005 from $135,754,000 for the half-year ended June 26, 2004. The decrease in net sales of Partner Brands was primarily attributable to a $45,643,000 decrease in net sales of The Skinny Cow products due primarily to the classification of these products as Company Brands, a $20,582,000 decrease in net sales of brands manufactured by other companies due to competition and changes in consumer preference and a $7,509,000 decrease due to the termination of certain distribution agreements. The decrease was offset by a $31,679,000 increase in the sale of Divested Brands following the Company’s commencement of purchasing and selling Divested Brands from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), on September 7, 2004.
     Net sales of Partner Brands represented 12 percent of Total net revenues in the half-year ended June 25, 2005 compared with 18 percent in the half-year ended June 26, 2004. Average wholesale prices for Partner Brands decreased approximately 12 percent primarily as a result of the volume and mix change largely due to the termination of certain distribution agreements and the classification of The Skinny Cow products as

Company Brands after the Company’s acquisition of Silhouette on July 26, 2004. Gallon sales of Partner Brands decreased approximately 2,100,000 gallons, or 21 percent, to approximately 7,700,000 gallons.
     Other revenues decreased $8,799,000 or 38 percent, to $14,346,000 for the half-year ended June 25, 2005 from $23,145,000 for the half-year ended June 26, 2004. The decrease in Other revenues was primarily attributable to a $8,338,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The cost of providing these services was included in Cost of goods sold. Other revenues represented one percent of Total net revenues in the half-year ended June 25, 2005 compared with three percent in the half-year ended June 26, 2004.
     Cost of goods sold increased $54,178,000, or eight percent, to $753,322,000 for the half-year ended June 25, 2005 from $699,144,000 for the half-year ended June 26, 2004. The increase in Cost of goods sold was driven by an increase in sales and the related increase in distribution expenses, offset by a $7,900,000 decrease in the cost of cream and a decrease in drayage expense of $6,929,000 paid to CoolBrands for the delivery of certain products.
     The Company’s gross profit, which is defined as Total net revenues less Cost of goods sold, decreased by $9,098,000, or 13 percent, to $59,482,000 for the half-year ended June 25, 2005 from $68,580,000 for the half-year ended June 26, 2004. The Company’s gross margin was 7.3 percent and 8.9 percent in the half-year ended June 25, 2005 and June 26, 2004, respectively. The decrease in gross profit was primarily attributable to an increase of $49,987,000 of trade promotion expenses, primarily related to new product launches in 2005, which are recorded as reductions in sales, and a $8,338,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. These factors were offset by a decrease of approximately $7,900,000 in the cost of cream, a product mix shift from lower margin Partner Brands towards higher margin Company Brands and a decrease in drayage expense of $6,929,000 paid to CoolBrands for the delivery of certain products. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold, gross profit and gross margin in future periods.
     Selling, general and administrative expense decreased $8,343,000, or seven percent, to $113,281,000 for the half-year ended June 25, 2005 from $121,624,000 for the half-year ended June 26, 2004. Selling, general and administrative expenses were 13.9 percent and 15.8 percent of Total net revenues in the half-year ended June 25, 2005 and June 26, 2004, respectively. The decrease was attributable to a $2,969,000 decrease in professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and the Dreyer’s Nestlé Transaction, an incremental $2,953,000 decrease in depreciation expense due to a change in the estimated useful lives of NICC’s financial and distribution data processing systems in 2004 and a $2,830,000 decrease in bad debt expense primarily due to write-offs from termination of distribution agreements in 2004.
     Interest expense increased $2,648,000, or 72 percent, to $6,311,000 for the half-year ended June 25, 2005 from $3,663,000 for the half-year ended June 26, 2004, primarily due to higher average borrowings.
     Royalty expense to affiliates increased $2,957,000, or 23 percent, to $15,655,000 for the half-year ended June 25, 2005 from $12,698,000 for the half-year ended June 26, 2004, due to higher sales of Company Brand products which are licensed to the Company. Royalty expense was comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of frozen snacks.
     Other expense (income), net for the half-year period ended June 25, 2005 represented expense of $2,347,000 and primarily included losses from butter trading activities of $3,051,000 and accretion of vested stock options of $975,000 offset by earnings from joint ventures and equity affiliates of $(1,243,000). Other expense (income), net for the half-year period ended June 26, 2004 represented income of $(1,972,000) and primarily included earnings from joint ventures and equity affiliates of $(1,029,000) and gains from butter trading activities of $(974,000).
     Severance and retention (adjustment) expense totaled $(224,000) for the half-year ended June 25, 2005 and $3,230,000 for the half-year ended June 26, 2004. The 2005 adjustment consisted of $(224,000) of severance benefit adjustments. The 2004 expense consisted of $1,646,000 of severance benefits and $1,584,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction.
     The income tax benefit decreased by $6,754,000 to $20,805,000 for the half-year ended June 25, 2005 from $27,559,000 for the half-year ended June 26, 2004. The decrease was primarily due to a decrease in the effective tax rate to 28 percent for the half-year ended June 25, 2005 from 39 percent for the half-year ended June 26, 2004. The decrease in the effective tax rate primarily resulted from the impact of permanent differences on a lower projected pretax loss from 2004 to 2005.
     Accretion of Class A callable puttable common stock totaled $144,156,000 for the half-year ended June 25, 2005 and $125,622,000 for the half-year ended June 26, 2004. The Class A callable puttable common stock is being accreted to the put value of $83 at December 1, 2005 (Initial Put Date), calculated using the effective interest rate method. The $18,534,000 increase was primarily due to the increase in the fair value of Class A shares from the Merger Closing Date to the Initial Put Date.
Financial Condition
Liquidity and Capital Resources
     The Company’s primary cash needs are to fund working capital requirements, fund capital expenditures and distribute dividends to stockholders. Working capital increased by $97,915,000 in the first half of 2005. At June 25, 2005, Trade accounts receivable and Other accounts receivable, Inventories and Accounts payable and accrued liabilities, increased over the fiscal 2004 year-end primarily due to a seasonal increase in sales and the inventory build as the Company approaches the summer season. Accrued payroll and employee benefits decreased over 2004 primarily due to the 2005 payments related to fiscal 2004 year-end bonuses and pension and 401(k) contributions of $15,129,000 and $16,539,000, respectively, which were offset by 2005 accruals. The Company received $8,336,000 due to the receipt of federal and state income tax refunds related to previous years.
     The Company paid $114,590,000 and $43,381,000 for capital expenditures in the first half of 2005 and 2004, respectively. In addition, in the first half of 2005, the Company accrued $9,878,000 for capital expenditures. The Company plans to pay approximately $179,000,000 for capital expenditures during the remainder of 2005. In 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site which is undergoing an expansion which will increase the facility’s size and capacity. In addition, the Company is significantly expanding the Company’s East Coast production facility to enable manufacturing to be close to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities.
     During the first half of 2005 and 2004, the Company paid $832,000 and $9,436,000, respectively, in severance and retention benefits. The Company accrued severance and retention expenses of $597,000 at June 25, 2005. The estimated maximum liability for the remaining vested and unvested severance and retention is approximately $647,000. The majority of this amount is expected to be paid during the remainder of 2005.
     During the first half of 2005 and 2004, cash dividends paid totaled $11,429,000 and 11,305,000, respectively, resulting from a dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At June 25, 2005, the Company had 95,448,984 shares of common stock outstanding (consisting of 30,884,669 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and options to purchase 865,828 shares of Class A callable puttable common stock. In the event that all options outstanding at June 25, 2005 were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would total approximately $23,116,000 per year.
     Cash proceeds from stock option exercises totaled $8,755,000 and $9,515,000 in the first half of 2005 and 2004, respectively. During the first half of 2005, a total of 398,526 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $22.45. At June 25, 2005, 259,535 vested options and 606,293 unvested options were outstanding. The unvested stock options outstanding that will vest during 2005 and 2006 total 285,110 and 321,183, respectively.
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
     On June 15, 2005, the Company and Nestlé S.A. amended the maximum amount available under this facility for a new available maximum of $700,000,000 and extended the term to be twelve months from the effective date of the amendment with an option for the Company to extend the term again to a date not later than December 30, 2006. The agreement also amended the margin determination ratios at each half-yearly and yearly reporting date to be based on the Company’s adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Royalties (EBITDAR) performance. Finally, the agreement amended the events of default of this facility to require certain EBITDAR performance ratios tests to be performed at the full year reporting period.
     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD London Interbank Offer Rate (LIBOR) on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At June 25, 2005 and December 25, 2004, the Company had $595,000,000 and $350,000,000 outstanding on this bridge loan facility bearing interest at 3.94 and 3.01 percent, respectively.
     For the quarters ended June 25, 2005 and June 26, 2004, interest expense for borrowings from Nestlé S.A. totaled $4,800,000 and $861,000, respectively. For the half-year periods ended June 25, 2005 and June 26, 2004, interest expense for borrowings from Nestlé S.A. totaled $7,942,000 and $1,764,000, respectively.
Nestlé Capital Corporation Sub-Facility
     On May 24, 2004, the Company entered into a loan agreement with Nestlé Capital Corporation for up to $50,000,000 in overnight and short-term advancements. This loan agreement constitutes an allocation of the long-term bridge loan facility with Nestlé S.A. As such, aggregate proceeds or repayments under this facility will result in a corresponding decrease or increase in the total borrowings available under the $700,000,000 Nestlé S.A bridge loan facility.
     Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At June 25, 2005 and December 25, 2004, the Company had $9,800,000 and $4,600,000 outstanding on this sub-facility bearing interest at 3.91 and 2.99 percent, respectively.
     For the quarter and half-year periods ended June 25, 2005, interest expense for drawdowns from Nestlé Capital totaled $179,000 and $326,000, respectively. For the quarter and half-year periods ended June 26, 2004, there was no interest expense since the Company had no borrowings from Nestlé Capital.
     At June 25, 2005 and December 25, 2004, the combined outstanding borrowings on the Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $604,800,000 and $354,600,000, respectively. At June 25, 2005 and December 25, 2004, the unused amount of the total available Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $95,200,000 and $295,400,000, respectively.
Standby Letters of Credit
     At June 25, 2005 and December 25, 2004, the Company was the obligor under irrevocable standby letters of credit issued by Citibank, N.A. with a total face value of $25,207,000 and $22,425,000, respectively. Of these amounts, $25,157,000 and $22,375,000, respectively, served as a guarantee by the issuer bank to cover workers compensation, general liability and vehicle claims. The Company pays fees on the standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.
Dividends
     The Company declared a dividend for the first and second quarters of 2005 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on March 25, 2005 and June 24, 2005, respectively.
     As provided in the Governance Agreement among the Company, Nestlé and Nestlé S.A. which was entered into at the closing of the Dreyer’s Nestlé Transaction, as amended (the Governance Agreement), the dividend policy of the Company shall be to pay a dividend not less than the greater of: (i) $.24 per common share on an annualized basis or (ii) 30 percent of the Company’s net income per share for the preceding fiscal year (net income, calculated for this purpose by excluding from net income the ongoing non-cash impact of accounting entries arising from the accounting for the Dreyer’s Nestlé Transaction, including increases in amortization or depreciation expenses resulting from required write-ups, and entries related to recording of the put or call options on the Class A callable puttable common stock), unless the Board, in discharging its fiduciary duties, determines not to declare a dividend. Having made the calculation of net income for fiscal 2004 after excluding those accounting entries as prescribed in its dividend policy, the Company expects to declare dividends in 2005 at an annualized rate of $.24, or a quarterly rate of $.06, per share of Class A callable puttable and Class B common stock. The Company’s long-term debt facility permits borrowings to be used to pay dividends as provided under the terms of the Company’s Governance Agreement.
Funding Put/Call of Class A Callable Puttable Common Stock
     Each stockholder of Class A callable puttable common stock has the option to require the Company to purchase (put) all or part of their shares at $83.00 per share during the two put periods of December 1, 2005 to January 13, 2006 and April 3, 2006 to May 12, 2006.
     If a put right is exercised by a Class A callable puttable common stockholder, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,635,000,000, based on 30,884,669 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 865,828 shares of Class A callable puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of a put right or the call right, Nestlé or Nestlé S.A. is required to contribute the aggregate funds under a put right or the call right. The Governance Agreement provides that rather than funding the aggregate amounts under a put right or the call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.
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
Nestlé S.A. Credit Facility
     The Company has debt with variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at June 25, 2005:

	Debt	Interest Rates
	(In thousands)
Variable interest rates:
Nestlé S.A. credit facility	$595,000	3.94%
Nestlé Capital Corporation sub-facility	9,800	3.91%

	$604,800

     If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $2,383,000.
Investments
     The Company does not have short-term or long-term monetary investments.
Commodity Costs
     The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2004 was $1.29. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter decreased to $1.48 for the quarter ended June 25, 2005 compared to $2.06 for the quarter ended June 26, 2004. The monthly average price per pound of AA butter decreased to $1.53 for the half-year ended June 25, 2005 compared to $1.91 for the half-year ended June 26, 2004. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
     Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, it “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other expense (income), net. During the quarters ended June 25, 2005 and June 26, 2004, losses from butter investments, included as a component of Other expense (income), net, totaled $1,541,000 and $4,100,000, respectively. During the half-year periods ended June 25, 2005 and June 26, 2004, losses (gains) from butter investments, included as a component of Other expense (income), net, totaled $3,051,000 and $(974,000), respectively.
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

(b)	Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter and half-year periods ended June 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Company declared a dividend for the second quarter of 2005 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on June 24, 2005.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Company’s Annual Meeting of Stockholders was held in Oakland, California on May 18, 2005. A total of 25,790,725 shares (83.6 percent) of the outstanding Class A callable puttable of common stock (30,853,671 shares) and 64,564,315 shares (100.0 percent) of the Class B common stock were represented at the meeting. A total of 90,355,040 shares (94.7 percent) of the 95,417,986 outstanding shares of 95,417,986 both classes of stock were represented at the meeting.

     The following matters were voted upon by the stockholders:
(a)	Election of ten members to the Board of Directors
     The following persons, who were the only nominees, were elected as directors and will hold office until the 2006 Annual Meeting of Stockholders or until their respective successors are elected and qualified, and received the following number of votes:

	Class A Votes		Class B Votes
Nominee	For	Withheld	For
Jan L. Booth	25,728,080	62,645	64,564,315
Peter Brabeck-Letmathe	25,454,512	336,213	64,564,315
William F. Cronk, III	25,453,216	337,509	64,564,315
Jean Marie Gurne	25,454,612	336,113	64,564,315
Tahira Hassan	25,461,516	329,209	64,564,315
John W. Larson	25,755,217	35,508	64,564,315
Carlos E. Represas	25,444,399	346,326	64,564,315
T. Gary Rogers	25,476,451	314,274	64,564,315
Timothy P. Smucker	25,755,857	34,868	64,564,315
Joseph Weller	25,442,699	348,026	64,564,315
No Class B votes were withheld.
and
(b)	Approval of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the 2005 fiscal year and thereafter until its successor is appointed:

	Class A Votes	Class B Votes
For	25,722,403	64,564,315
Against	47,069	—
Abstain	21,253	—
ITEM 6. EXHIBITS.
The following exhibits are filed herewith:

Exhibit
Number	Description
10.53	Letter Amendment dated December 6, 2004 to Nestlé S.A. – Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

10.54	Letter Amendment dated May 23, 2005 to Nestlé S.A. – Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

Dated: August 4, 2005	By:	/s/ Douglas M. Holdt

Douglas M. Holdt
Executive Vice President — Finance and Administration
and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit
Number	Description
10.53	Letter Amendment dated December 6, 2004 to Nestlé S.A. – Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

10.54	Letter Amendment dated May 23, 2005 to Nestlé S.A. – Dreyer’s Grand Ice Cream Holdings, Inc. Bridge loan facility for up to USD 400 million dated June 11, 2003.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.