Form 10-Q
period 2005-09-24
DREYERS GRAND ICE CREAM HOLDINGS INC
filed 2005-11-07
CIK 1189712

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 24, 2005
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
Yes ☑ No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Shares Outstanding at November 2, 2005
Class A callable puttable common stock, $.01 par value	31,225,590
Class B common stock, $.01 par value	64,564,315

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

($ in thousands, except per share amounts)	Sept. 24, 2005	Dec. 25, 2004
Assets
Current Assets:
Cash and cash equivalents	$424	$870
Trade accounts receivable, net of allowance for doubtful accounts of $5,249 in 2005 and $5,987 in 2004	158,540	92,755
Other accounts receivable	7,284	5,890
Inventories	192,472	178,107
Prepaid expenses and other	14,686	26,450
Income taxes refundable	2,796	11,797
Deferred income taxes	5,643	5,643

Total current assets	381,845	321,512

Property, plant and equipment, net	644,374	519,562
Other assets	16,525	14,578
Deferred income taxes	1,219
Other intangibles, net	442,852	445,834
Goodwill	1,940,219	1,945,208

Total assets	$3,427,034	$3,246,694

Liabilities, Class A Callable Puttable Common Stock and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable and accrued liabilities	$186,436	$185,863
Accrued payroll and employee benefits	56,560	54,456

Total current liabilities	242,996	240,319

Nestlé S.A. credit facility	620,000	354,600
Long-term stock option liability	30,486	73,209
Other long-term obligations	45,710	41,655
Deferred income taxes		38,400

Total liabilities	939,192	748,183

Commitments and contingencies

Class A Callable Puttable Common Stock:
Class A callable puttable common stock, $.01 par value — 31,830,332 shares authorized; 31,221,672 and 30,486,143 shares issued and outstanding in 2005 and 2004, respectively	312	305
Class A capital in excess of par	2,533,896	2,251,228
Notes receivable from Class A callable puttable common stockholders	(467)	(493)

Total Class A callable puttable common stock	2,533,741	2,251,040

Stockholders’ (Deficit) Equity:
Class B common stock, $.01 par value — 96,394,647 shares authorized; 64,564,315 shares issued and outstanding in 2005 and 2004	646	646
Class B capital in excess of par	961,932	961,932
Accumulated deficit	(1,008,477)	(715,107)

Total stockholders’ (deficit) equity	(45,899)	247,471

Total liabilities, Class A callable puttable common stock and stockholders’ (deficit) equity	$3,427,034	$3,246,694

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
($ in thousands, except per share amounts)	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
Revenues:
Net sales to external customers	$514,449	$462,871	$1,310,332	$1,204,826
Net sales to affiliates	1,386	1,360	3,961	3,984

Net sales	515,835	464,231	1,314,293	1,208,810
Other revenues	4,433	9,446	18,779	32,591

Total net revenues	520,268	473,677	1,333,072	1,241,401

Costs and expenses:
Cost of goods sold to external customers	444,278	415,003	1,195,025	1,111,523
Cost of goods sold to affiliates	1,386	1,360	3,961	3,984

Cost of goods sold	445,664	416,363	1,198,986	1,115,507

Selling, general and administrative expense	67,351	62,258	180,632	183,882
Interest, net of amounts capitalized	4,818	1,744	11,129	5,407
Royalty expense to affiliates	10,857	8,931	26,512	21,629
Other expense, net	1,411	2,196	3,758	224
Severance and retention (adjustment) expense	(69)	(637)	(293)	2,593

	530,032	490,855	1,420,724	1,329,242

Loss before income tax benefit	(9,764)	(17,178)	(87,652)	(87,841)
Income tax benefit	10,623	6,699	31,428	34,258

Net income (loss)	859	(10,479)	(56,224)	(53,583)

Accretion of Class A callable puttable common stock	(75,792)	(66,345)	(219,948)	(191,967)

Net loss available to Class A callable puttable and Class B common stockholders	$(74,933)	$(76,824)	$(276,172)	$(245,550)

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.78)	$(.81)	$(2.89)	$(2.60)

Diluted	$(.78)	$(.81)	$(2.89)	$(2.60)

Dividends declared per share of common stock:
Class A callable puttable	$.06	$.06	$.18	$.18

Class B	$.06	$.06	$.18	$.18

See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CLASS A CALLABLE
PUTTABLE COMMON STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Class A Callable Puttable Common Stock					Class B Common Stock
			Capital in	Notes				Capital in	Accumulated
(In thousands)	Shares	Par Value	Excess of Par	Receivable	Total	Shares	Par Value	Excess of Par	Deficit	Total
Balances at December 27, 2003	29,449	$294	$1,904,124	$(1,104)	$1,903,314	64,564	$646	$961,932	$(350,010)	$612,568
Stock option exercises	832	9	51,868		51,877
Shares surrendered in stock option exercises	(7)		(458)		(458)
Cash received for stock option exercises			17,118		17,118
Stock compensation expense			250		250
Repayments of notes receivable				484	484
Net loss									(53,583)	(53,583)
Accretion of Class A callable puttable common stock			191,967		191,967				(191,967)	(191,967)
Class A callable puttable and Class B common stock dividends declared									(17,027)	(17,027)

Balances at September 25, 2004	30,274	$303	$2,164,869	$(620)	$2,164,552	64,564	$646	$961,932	$(612,587)	$349,991

Balances at December 25, 2004	30,486	$305	$2,251,228	$(493)	$2,251,040	64,564	$646	$961,932	$(715,107)	$247,471
Stock option exercises	739	7	45,625		45,632
Shares surrendered in stock option exercises	(3)		(209)		(209)
Cash received for stock option exercises			17,304		17,304
Repayments of notes receivable				26	26
Net loss									(56,224)	(56,224)
Accretion of Class A callable puttable common stock			219,948		219,948				(219,948)	(219,948)
Class A callable puttable and Class B common stock dividends declared									(17,198)	(17,198)

Balances at September 24, 2005	31,222	$312	$2,533,896	$(467)	$2,533,741	64,564	$646	$961,932	$(1,008,477)	$(45,899)

     See accompanying Notes to Consolidated Financial Statements.

DREYER’S GRAND ICE CREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In thousands)	Sept. 24, 2005	Sept. 25, 2004
Cash flows from operating activities:
Net loss	$(56,224)	$(53,583)
Adjustments to reconcile net loss to cash flows from operations, net of amounts acquired:
Depreciation and amortization	51,224	55,948
(Adjustment) provision for loss on accounts receivable	(738)	883
(Adjustment) provision for severance and retention expense	(293)	2,593
Stock option compensation expense	9,703	13,047
Deferred income taxes	(34,522)	(30,404)
Accretion of long-term stock option liability	2,700	5,308
Increase in other long-term obligations	7,499	1,969
Other noncash (adjustments) charges	(485)	3,908
Changes in assets and liabilities, net of amounts acquired:
Trade accounts receivable and other accounts receivable	(66,441)	(31,401)
Inventories	(14,365)	(15,997)
Prepaid expenses and other	5,387	8,706
Income taxes refundable	9,001	5,112
Taxes receivable due from affiliate		12,236
Accounts payable and accrued liabilities	5,120	8,802
Accrued payroll and employee benefits	2,397	(7,332)

	(80,037)	(20,205)

Cash flows from investing activities:
Additions to property, plant and equipment	(183,453)	(91,039)
Retirements of property, plant and equipment	2,744	1,507
Purchases of businesses, net of cash acquired		(59,007)
Increase in other assets	(5,273)	(5,896)

	(185,982)	(154,435)

Cash flows from financing activities:
Proceeds from Nestlé S.A. credit facility	265,400	185,000
Repayments of other long-term debt		(2,143)
Collection of notes receivable from Class A callable puttable common stockholders	26	484
Proceeds from stock option exercises	17,304	17,118
Cash dividends paid	(17,157)	(16,979)

	265,573	183,480

(Decrease) increase in cash and cash equivalents	(446)	8,840
Cash and cash equivalents, beginning of period	870	1,623

Cash and cash equivalents, end of period	$424	$10,463

Supplemental cash flow information:
Cash paid (received) during the period for:
Interest (net of amounts capitalized)	$14,260	$3,156
Income tax refunds received	$(7,997)	$(5,083)

Supplemental disclosure of non cash transactions:
Increase in property, plant and equipment due to accruals for capital expenditures	$13,329
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
     The Company accounts for its operations geographically for management reporting purposes. These geographic segments have been aggregated for financial reporting purposes due to similarities in the economic characteristics of the geographic segments, products, production processes, customer types and distribution methods throughout the United States.
Financial Statement Form and Content
     The Consolidated Financial Statements for the quarter and three quarters ended September 24, 2005 and September 25, 2004 have not been audited by an independent registered public accounting firm, but include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the consolidated operating results for the interim periods. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the Consolidated Financial Statements for the year ended December 25, 2004, appearing in the Company’s 2004 Annual Report on Form 10-K.
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
Note 2. Significant Accounting Policies
Significant Accounting Assumptions and Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions include, among others, assessing the following: the adequacy of liabilities for trade promotion expenses; the recoverability of goodwill; the adequacy of liabilities for employee bonuses and pension and 401(k) plan contributions; the adequacy of liabilities for self-insured health, workers compensation and vehicle plans; the recoverability and estimated useful lives of property, plant and equipment; the adequacy of the valuation allowance for deferred tax assets; and the recoverability of trade accounts receivable. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and assumptions.
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
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires entities to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. Entities should factor into the measurement of the liability uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation when sufficient information exists. FIN 47 further clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This pronouncement is effective for fiscal years ending after December 15, 2005, and accordingly, the Company will adopt FIN 47 in the fourth quarter of 2005. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Inventories
     Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 24, 2005 and December 25, 2004 consisted of the following:

	Sept. 24, 2005	Dec. 25, 2004
	(In thousands)
Raw materials	$24,926	$16,940
Finished goods	167,546	161,167

	$192,472	$178,107

     Inventories on consignment with retailers included in the above balances at September 24, 2005 and December 25, 2004 totaled $13,343,000 and $12,843,000, respectively.
Note 4. Butter Investments
     Under current federal and state regulations and industry practice, the price of cream, a primary ingredient in ice cream, is linked to the price of butter. In an effort to proactively mitigate the effects of butter price volatility, the Company will periodically purchase butter or butter futures contracts with the intent of reselling or settling its positions in order to reduce its exposure to the volatility of this market. Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, the Company “marks to market” its investments at the end of each quarter and records any resulting loss or gain in Other expense, net. The Company typically holds its butter investments for up to one month.
     Investments in butter, included in Prepaid expenses and other, had a market value totaling $1,221,000 and $410,000 at September 24, 2005 and December 25, 2004, respectively. During the quarters ended September 24, 2005 and September 25, 2004, losses from butter investments, included as a component of Other expense, net, totaled $559,000 and $2,403,000, respectively. During the three quarters ended September 24, 2005 and September 25, 2004, losses from butter investments, included as a component of Other expense, net, totaled $3,610,000 and $1,429,000, respectively.
Note 5. Other Intangibles, Net
     The gross carrying amount and related accumulated amortization of other intangibles at September 24, 2005 and December 25, 2004 consisted of the following:

		September 24, 2005			December 25, 2004
			Accum.			Accum.
	Lives	Gross	Amort.	Net	Gross	Amort.	Net
				(In thousands)
Definite-lived other intangibles
Foreign trademark	0.8 year	$—	$—	$—	$66	$66	$—
Whole Fruit bar brand	2.5 years	1,819	1,819	—	1,819	1,819	—
Customer list	3 years	425	130	295	425	24	401
Covenants not to compete	4.3 years	289	153	136	289	102	187
License agreement	5 years	6,101	1,426	4,675	6,101	514	5,587
Flavor formulations	10 years	4,365	980	3,385	4,365	655	3,710
Technology	10 years	1,743	204	1,539	1,743	73	1,670
Customer relationships — foodservice	14 years	800	128	672	800	86	714
Customer relationships — non-grocery	27 years	6,901	575	6,326	6,901	383	6,518
Customer relationships — grocery	29 years	44,653	3,461	41,192	44,653	2,311	42,342
Distributors	29 years	2,547	198	2,349	2,547	132	2,415
Favorable leasehold arrangements	84.6 years	728	20	708	728	13	715

		70,371	9,094	61,277	70,437	6,178	64,259

Indefinite-lived other intangibles
Dreyer’s brand name	Indefinite	134,453		134,453	134,453		134,453
Edy’s® brand name	Indefinite	176,507		176,507	176,507		176,507
The Skinny Cow® trade name	Indefinite	57,519		57,519	57,519		57,519
Base formulations/brand processes	Indefinite	13,096		13,096	13,096		13,096

		381,575		381,575	381,575		381,575

Total other intangibles		$451,946	$9,094	$442,852	$452,012	$6,178	$445,834

     Amortization expense of other intangibles for the quarters ended September 24, 2005 and September 25, 2004 was $994,000 and $983,000, respectively. Amortization expense of other intangibles for the three quarters ended September 24, 2005 and September 25, 2004 was $2,982,000 and $3,399,000, respectively.
     Future estimated amortization expense for the remainder of 2005, the four fiscal years ending on the last Saturday of December 2006 through 2009 and thereafter are as follows:

(In thousands)
2005	$1,070
2006	3,975
2007	3,932
2008	3,766
2009	3,252
Thereafter	45,282

$61,277

Note 6. Goodwill
     The change in Goodwill for the three quarters ended September 24, 2005 consisted of the following:

(In thousands)
Balance at December 25, 2004	$1,945,208
Income tax benefit from exercise of stock options(1)	(5,097)
Adjustments of acquisition price	108

Balance at September 24, 2005	$1,940,219

(1)	During the three quarters ended September 24, 2005, the Company recorded a decrease to long-term Deferred income taxes and a noncash decrease to Goodwill of $5,097,000 related to the income tax benefit from disqualifying dispositions and from the exercise of nonqualified employee stock options issued in connection with the nontaxable Dreyer’s Nestlé Transaction that were fully vested on the Merger Closing Date.

Goodwill Impairment Test
     In the quarters ended June 25, 2005 and June 26, 2004, the Company performed its impairment test on each of its reporting units. These reporting units correspond to the Company’s geographic segments that it uses to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty.
     As of June 2005 and June 2004, the results of the Company’s impairment tests reported a fair value in excess of the carrying value for each of its reporting units. In 2005, the number of reporting units decreased from five to three but the testing methodology remained consistent. A decline in the estimated fair market value of any of the Company’s reporting units could result in a goodwill impairment charge and that impairment charge could be material.

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
     On June 15, 2005, the Company and Nestlé S.A. amended the maximum amount available under this facility for a new available maximum of $700,000,000 and extended the term to be twelve months from the effective date of the amendment with an option for the Company to extend the term again to a date not later than December 31, 2006. The agreement also amended the margin determination ratios at each half-yearly and yearly reporting date to be based on the Company’s adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Royalties (EBITDAR) performance. Finally, the agreement amended the events of default of this facility to require certain EBITDAR performance ratio tests to be performed at the full year reporting period.
     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD London Interbank Offer Rate (LIBOR) on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At September 24, 2005 and December 25, 2004, the Company had $620,000,000 and $350,000,000 outstanding on this bridge loan facility bearing interest at 4.42 and 3.01 percent, respectively.
     For the quarters ended September 24, 2005 and September 25, 2004, interest expense for borrowings from Nestlé S.A. totaled $5,965,000 and $1,374,000, respectively. For the three quarters ended September 24, 2005 and September 25, 2004, interest expense for borrowings from Nestlé S.A. totaled $13,907,000 and $3,138,000, respectively.
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
     Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At September 24, 2005, the Company had no borrowings on this sub-facility bearing interest at 4.47 percent. At December 25, 2004, the Company had $4,600,000 outstanding on this sub-facility bearing interest at 2.99 percent.
     For the quarter and three quarters ended September 24, 2005, interest expense for drawdowns from Nestlé Capital Corporation totaled $90,000, and $416,000, respectively. For the quarter and three quarters ended September 25, 2004, there was no interest expense since the Company had no borrowings from Nestlé Capital Corporation.
     At September 24, 2005 and December 25, 2004, the combined outstanding borrowings on the Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $620,000,000 and $354,600,000, respectively. At September 24, 2005 and December 25, 2004, the unused amount of the total available Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $80,000,000 and $295,400,000, respectively.
Note 8. Long-term Stock Option Liability
     The activity in the Long-term stock option liability for the three quarters ended September 24, 2005 consisted of the following:

	Vested	Unvested
	Stock	Stock
	Options	Options	Total
		(In thousands)
Balance at December 25, 2004	$39,734	$33,475	$73,209
Fair value of stock option exercises	(45,423)		(45,423)
Fair value of newly vested stock options	16,427	(16,427)	—
Accretion of stock options	2,338	362	2,700

Balance at September 24, 2005	$13,076	$17,410	$30,486

     The original fair value of the vested stock options of $318,769,000 was calculated using the number of vested stock options outstanding as of June 26, 2003 of 5,252,702 multiplied by the weighted-average fair value per vested option share. The weighted-average fair value per vested option share as determined using the Black-Scholes option pricing model was $60.69 at June 26, 2003. The weighted-average exercise price per vested option share on the remaining vested stock options outstanding was $26.10 and $23.75 at September 24, 2005 and December 25, 2004, respectively. As the vested stock options are exercised, the fair value of the exercised options decreases the Long-term stock option liability and increases the Class A callable puttable common stock and Class A capital in excess of par. The fair value of stock options exercised was $45,423,000 for the three quarters ended September 24, 2005.
     The original fair value of the existing unvested stock options of $53,328,000 was calculated using the number of unvested options outstanding as of June 26, 2003 of 986,911 multiplied by the weighted-average fair value per unvested option share. The weighted-average fair value per unvested option share as determined using the Black-Scholes option pricing model was $54.03 at June 26, 2003. The weighted-average exercise price per unvested option share was $25.68 and $25.62 at September 24, 2005 and December 25, 2004, respectively. The fair value of the unvested stock options that vested in the three quarters ended September 24, 2005 was $16,427,000.
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
     Pursuant to Financial Statements Accounting Board Interpretation No. 44, paragraph 85, the intrinsic value of the unvested options was allocated to unearned compensation to the extent future service is required in order to vest the unvested options. The intrinsic value of the unvested options at June 26, 2003 was $51,468,000. This unearned compensation is being expensed throughout the term of the three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense, included in Selling, general and administrative expense, was $3,254,000 and $4,266,000 for the quarters ended September 24, 2005 and September 25, 2004, respectively. Stock option compensation expense, included in Selling, general and administrative expense, was $9,703,000 and $12,797,000 for the three quarters ended September 24, 2005 and September 25, 2004, respectively. The short-term portion of unearned compensation, included in Prepaid expenses and other, totaled $6,830,000 and $13,207,000 at September 24, 2005 and December 25, 2004, respectively. There was no long-term portion of unearned compensation at September 24, 2005. The long-term portion of unearned compensation, included in Other assets, totaled $3,326,000 at December 25, 2004.

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
     The Class A callable puttable common stock is being accreted using the effective interest rate method from the value at the closing of the Dreyer’s Nestlé Transaction to the put value of $83 at the Initial Put Date. Accretion of Class A callable puttable common stock for the quarters ended September 24, 2005 and September 25, 2004 totaled $75,792,000 and $66,345,000, respectively. Accretion of Class A callable puttable common stock for the three quarters ended September 24, 2005 and September 25, 2004 totaled $219,948,000 and $191,967,000, respectively.
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
Note 10. Class B Common Stock
     On July 6, 2005, NICC Holdings and Nestlé transferred an aggregate of 64,564,315 shares of the Company’s Class B common stock, which constituted all the outstanding shares of the Company’s Class B common stock, to Nestlé Ice Holdings, Inc. (“Nestlé Ice”). Both NICC Holdings and Nestlé Ice are wholly-owned subsidiaries of Nestlé.
Note 11. Net Loss Per Share of Class A Callable Puttable and Class B Common Stock
     The denominator for basic net loss per share is the number of weighted-average shares outstanding. The denominator for diluted net loss per share is the number of weighted-average shares outstanding plus the effect of potentially dilutive securities. Diluted net loss per share for the quarter and three quarters ended September 24, 2005 and September 25, 2004 is equal to basic net loss per share because the effect of stock equivalents is anti-dilutive.

     The following table reconciles the numerators and denominators of the basic and diluted net loss per share of common stock calculations for the following periods:

	Quarter Ended		Three Quarters Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
	(In thousands, except per share amounts)
Net income (loss)	$859	$(10,479)	$(56,224)	$(53,583)
Accretion of Class A callable puttable common stock	(75,792)	(66,345)	(219,948)	(191,967)

Net loss available to Class A callable puttable and Class B common stockholders	$(74,933)	$(76,824)	$(276,172)	$(245,550)

Weighted-average shares of Class A callable puttable and Class B common stock-basic and diluted	95,702	94,810	95,465	94,446

Net loss per share of Class A callable puttable and Class B common stock:
Basic	$(.78)	$(.81)	$(2.89)	$(2.60)

Diluted	$(.78)	$(.81)	$(2.89)	$(2.60)

Anti-dilutive Securities
     Potentially dilutive securities, which consist of stock options, are excluded from the calculations of diluted net loss per share when their inclusion would have an anti-dilutive effect. During the quarter and three quarters ended September 24, 2005, 303,000 and 417,000, respectively, of potentially dilutive weighted-average options outstanding were excluded from the weighted-average share calculations for purposes of calculating weighted-average diluted shares and diluted net loss per share. During the quarter and three quarters ended September 25, 2004, 822,000 and 977,000, respectively, of potentially dilutive weighted-average options outstanding were excluded from the weighted-average share calculations for purposes of calculating weighted-average diluted shares and diluted net loss per share.
Note 12. Commitments and Contingencies
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
     The activity in the potential penalty for co-pack arrangement liability for the three quarters ended September 24, 2005 consisted of the following:

	Current(1)	Non-Current(2)	Total
		(In thousands)
Balances at December 25, 2004	$3,900	$14,213	$18,113
Reclassification of 2005 fiscal year penalty from non-current to current	3,756	(3,756)	—
Accretion of fair value	108	312	420

Balances at September 24, 2005	$7,764	$10,769	$18,533

(1)	Included in Accounts payable and accrued liabilities

(2)	Included in Other long-term obligations

     The Company did not record cash payments against the related liability in the three quarters ended September 24, 2005.
Note 13. Income Tax Benefit
     The effective tax rate was 108.8 percent for the quarter ended September 24, 2005 and 39 percent for the quarter ended September 25, 2004. The increase was primarily due to a revision of the annual effective tax rate during the quarter ended September 24, 2005 to 37 percent from the annual effective tax rate of 28 percent during the quarters ended June 25, 2005 and March 26, 2005. The change in the effective tax rate primarily resulted from a change in the Company’s estimated annual taxable loss for 2005.

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
Access to Reports
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
Risks and Uncertainties
     The business combination (the Dreyer’s Nestlé Transaction) of Dreyer’s Grand Ice Cream, Inc. (DGIC) and Nestlé Ice Cream Company, LLC (NICC) on June 26, 2003 (the Merger Closing Date) involved the integration of two businesses that previously operated independently. A majority of this integration has been completed. Any difficulty in completing the integration of the two businesses could have a material adverse effect on the business, financial condition, results of operations or liquidity of the Company, and could lead to a failure to realize the anticipated synergies of the combination. If the Company’s plans for expansion of its existing manufacturing facilities or construction of new manufacturing facilities are delayed, such delays could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
     As a condition to the closing of the Dreyer’s Nestlé Transaction, under the decision and order issued by the Federal Trade Commission (FTC) on June 25, 2003 in In the Matter of Nestlé Holdings, Inc. et al., Docket No. C-40 (the Decision and Order), the FTC required that DGIC and NICC divest certain assets (the Divestiture Transaction). In accordance with the Decision and Order, DGIC sold its Dreamery® and Whole Fruit™ Sorbet brands and assigned its license to the Godiva® ice cream brand (the Dreamery, Whole Fruit Sorbet and Godiva brands are referred to as the Divested Brands), and NICC transferred and sold certain distribution assets in certain geographic territories. In addition, DGIC and NICC entered into various agreements providing for continuing obligations for both DGIC and NICC in connection with the divestitures. The effect of the implementation of the divestitures and the performance of continuing obligations in connection with the divestitures may involve further risks and uncertainties, and may divert the attention and resources of management. Failure by the Company to manage further risks and uncertainties associated with the divestitures in an effective manner or to perform its continuing obligations in connection therewith could cause a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
     The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2004 was $1.29. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter decreased to $1.67 for the quarter ended September 24, 2005 compared to $1.68 for the quarter ended September 25, 2004. The monthly average price per pound of AA butter decreased to $1.58 for the three quarters ended September 24, 2005 compared to $1.84 for the three quarters ended September 25, 2004. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
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
     Included below are updates to the Critical Accounting Policies appearing in the 2004 Annual Report on Form 10-K of the Company:
Goodwill
     In the quarters ended June 25, 2005 and June 26, 2004, the Company performed its impairment test on each of its reporting units. These reporting units correspond to the Company’s geographic segments that it uses to manage its operations. Goodwill was either assigned to the specific reporting unit in which the acquisition occurred or allocated to a reporting unit based on a percentage of sales methodology. The Company estimated the fair market value of its reporting units based on a multiple of their specific pre-tax earnings (after overhead allocations). The Company employed an earnings multiple believed to be the market rate for the valuation of businesses that are equivalent to its reporting units. However, the estimated earnings multiple, together with other inputs to the impairment test, are based upon estimates that carry a degree of uncertainty.
     As of June 2005 and June 2004, the results of the Company’s impairment tests reported a fair value in excess of the carrying value for each of its reporting units. In 2005, the number of reporting units decreased from five to three but the testing methodology remained consistent. A decline in the estimated fair market value of any of the Company’s reporting units could result in a goodwill impairment charge and that impairment charge could be material.
     Goodwill at September 24, 2005 and December 25, 2004 totaled $1,940,219,000 and $1,945,208,000, respectively.
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
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires entities to recognize a liability for the fair value of a conditional asset retirement obligation when it is incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset, and if the fair value of the liability can be reasonably estimated. Entities should factor into the measurement of the liability uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation when sufficient information exists. FIN 47 further clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This pronouncement is effective for fiscal years ending after December 15, 2005, and accordingly, the Company will adopt FIN 47 in the fourth quarter of 2005. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows.
Results of Operations
Financial Overview for the Quarter ended September 24, 2005 Compared with the Quarter ended September 25, 2004
     The Company is engaged primarily in the business of manufacturing and distributing premium and superpremium ice cream and other frozen snacks to grocery and convenience stores, foodservice accounts and distributors in the United States.

     For the quarter ended September 24, 2005, the Company reported a Net loss available to Class A callable puttable and Class B common stockholders of $(74,933,000), or $(.78) per diluted share, compared with $(76,824,000), or $(.81) per diluted share, for the quarter ended September 25, 2004. Total net revenues increased 10 percent to $520,268,000 for the quarter ended September 24, 2005 from $473,677,000 for the quarter ended September 25, 2004.
     Results for the quarters ended September 24, 2005 and September 25, 2004 were affected by significant transaction charges relating to the Dreyer’s Nestlé Transaction. For the quarter ended September 24, 2005, these transaction charges included accretion of Class A callable puttable common stock of $75,792,000(1) and stock option compensation expense of $3,254,000(2). For the quarter ended September 25, 2004, these transaction charges included accretion of Class A callable puttable common stock of $66,345,000(1) and stock option compensation expense of $4,266,000(2).

(1)	Accretion of Class A callable puttable common stock will continue until December 1, 2005 (Initial Put Date).

(2)	Stock option compensation expense, included as a component of Selling, general and administrative expense, represents unearned compensation which is being expensed under the terms of three-year employment agreements as service is performed and as the unvested options vest. Stock option compensation expense will total $3,504,000 for the remainder of fiscal 2005 and $3,325,000 for 2006.

Table of Percentages of Total Net Revenues and Period-to-Period Percentage Changes
     The following table sets forth for the periods indicated the percent which the items in the Consolidated Statement of Operations bear to Total net revenues and the percentage change of such items compared to the indicated prior period:

					Period-to-Period
					Variance
					Favorable (Unfavorable)
					Quarter	Three Quarters
					Ended	Ended
	Percentage of Total Net Revenues				2005	2005
	Quarter Ended		Three Quarters Ended		Compared	Compared
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004	to 2004	to 2004

Total net revenues	100.0%	100.0%	100.0%	100.0%	9.8%	7.4%

Costs and expenses:
Cost of goods sold	85.7	87.9	89.9	89.9	(7.0)	(7.5)
Selling, general and administrative expense	12.9	13.1	13.6	14.8	(8.2)	1.8
Interest, net of amounts Capitalized	0.9	0.4	0.8	0.4	(176.3)	(105.8)
Royalty expense to affiliates	2.1	1.9	2.0	1.7	(21.6)	(22.6)
Other expense, net	0.3	0.5	0.3	0.1	35.7	(1,577.7)
Severance and retention (adjustment) expense	—	(0.2)	—	0.2	(89.2)	111.3

	101.9	103.6	106.6	107.1	(8.0)	(6.9)

Loss before income tax benefit	(1.9)	(3.6)	(6.6)	(7.1)	43.2	0.2
Income tax benefit	2.1	1.4	2.4	2.8	58.6	(8.3)

Net income (loss)	0.2	(2.2)	(4.2)	(4.3)	108.2	(4.9)
Accretion of Class A callable puttable common stock	(14.6)	(14.0)	(16.5)	(15.5)	(14.2)	(14.6)

Net loss available to Class A callable puttable and Class B common stockholders	(14.4)%	(16.2)%	(20.7)%	(19.8)%	2.5	(12.5)

Quarter ended September 24, 2005 Compared with the Quarter ended September 25, 2004
     Total net revenues increased $46,591,000, or 10 percent, to $520,268,000 for the quarter ended September 24, 2005 from $473,677,000 for the quarter ended September 25, 2004.
     Net sales of Company branded products (Company Brands), including licensed and joint venture products and Net sales to affiliates increased $64,789,000, or 16 percent, to $475,201,000 for the quarter ended September 24, 2005 from $410,412,000 for the quarter ended September 25, 2004. The increase in net sales of Company Brands was primarily driven by a $32,990,000 increase in net sales of the Company’s premium and superpremium products primarily due to the continued success of the Slow Churned™ Light Ice Cream brand, the introduction of the Häagen-Dazs® Light brand and the continued strong growth of the Dreyer’s and Edy’s® Grand® Ice Cream brands. The increase was further driven by a $31,799,000 increase in net sales of the Company’s frozen snacks primarily due to new product launches, including Dibs™ and Nestlé Kids, and further attributable to the classification of The Skinny Cow® products as Company Brands from products manufactured and/or distributed for other companies following the Company’s acquisition of Silhouette Brands, Inc. (Silhouette) on July 26, 2004.
     Company Brands represented 91 percent of Total net revenues in the quarter ended September 24, 2005 compared with 87 percent in the quarter ended September 25, 2004. The average price of Company Brands, net of the effect of trade promotion expenses, decreased by one percent. Gallon sales of Company Brands, including frozen snacks, increased approximately 7,800,000 gallons, or 17 percent, to approximately 53,800,000 gallons.
     Net sales of products manufactured under license and/or distributed for other companies (Partner Brands) decreased $13,185,000, or 24 percent, to $40,634,000 for the quarter ended September 24, 2005 from $53,819,000 for the quarter ended September 25, 2004. The decrease in net sales of Partner Brands was primarily attributable to a $10,338,000 decrease in net sales due to competition and changes in consumer preference, a $5,769,000 decrease in net sales of The Skinny Cow products due primarily to the classification of these products as Company Brands and a $1,451,000 decrease due to the termination of certain distribution agreements. The decrease was offset by a $4,635,000 increase in the sale of Divested Brands following the Company’s commencement of purchasing and selling Divested Brands from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), on September 7, 2004.
     Net sales of Partner Brands represented eight percent of Total net revenues in the quarter ended September 24, 2005 compared with 11 percent in the quarter ended September 25, 2004. Average wholesale prices for Partner Brands increased approximately four percent as a result of the volume and mix change primarily attributable to decreases in sales of Partner Brand products with lower wholesale prices. Gallon sales of Partner Brands decreased approximately 1,300,000 gallons, or 28 percent, to approximately 3,400,000 gallons.
     Other revenues decreased $5,013,000, or 53 percent, to $4,433,000 for the quarter ended September 24, 2005 from $9,446,000 for the quarter ended September 25, 2004. The decrease in Other revenues was primarily attributable to a $5,496,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The cost of providing these services was included in Cost of goods sold. Other revenues represented one percent of Total net revenues in the quarter ended September 24, 2005 compared with two percent in the quarter ended September 25, 2004.
     Cost of goods sold increased $29,301,000, or seven percent, to $445,664,000 for the quarter ended September 24, 2005 from $416,363,000 for the quarter ended September 25, 2004. The increase in Cost of goods sold was driven by an increase in sales and the related increase in distribution expenses, offset by a decrease in drayage expense of $5,906,000 paid to CoolBrands for the delivery of certain products and a decrease of approximately $4,900,000 in the cost of cream.
     The Company’s gross profit, which is defined as Total net revenues less Cost of goods sold, increased by $17,290,000, or 30 percent, to $74,604,000 for the quarter ended September 24, 2005 from $57,314,000 for the quarter ended September 25, 2004. The Company’s gross margin was 14.3 percent and 12.1 percent in the quarters ended September 24, 2005 and September 25, 2004, respectively. The increase in gross profit was primarily attributable to an increase in incremental sales, a decrease in drayage expense of $5,906,000 paid to CoolBrands for the delivery of certain products, a decrease of approximately $4,900,000 in the cost of cream and a product mix shift from lower margin Partner Brands towards higher margin Company Brands. These factors were partially offset by an increase of $20,170,000 in trade promotion expenses, primarily related to new product launches in 2005, which are recorded as reductions in sales, and a $5,496,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The Company cannot predict the future cost of raw materials (including cream and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold, gross profit and gross margin in future periods.
     Selling, general and administrative expense increased $5,093,000, or eight percent, to $67,351,000 for the quarter ended September 24, 2005 from $62,258,000 for the quarter ended September 25, 2004. Selling, general and administrative expenses were 12.9 percent and 13.1 percent of Total net revenues in the quarters ended September 24, 2005 and September 25, 2004, respectively. The increase was primarily attributable to a $2,563,000 increase in marketing expenses.
     Interest expense increased $3,074,000, or 176 percent, to $4,818,000 for the quarter ended September 24, 2005 from $1,744,000 for the quarter ended September 25, 2004, primarily due to higher average borrowings as well as higher average interest rates.
     Royalty expense to affiliates increased $1,926,000, or 22 percent, to $10,857,000 for the quarter ended September 24, 2005 from $8,931,000 for the quarter ended September 25, 2004, due to higher sales of Company Brand products which are licensed to the Company. Royalty expense was comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of ice cream and frozen snacks.
     Other expense, net for the quarter ended September 24, 2005 was $1,411,000 and primarily included accretion of vested stock options of $1,365,000. Other expense, net for the quarter ended September 25, 2004 was $2,196,000 and primarily included losses from butter trading activities of $2,403,000.
     Severance and retention (adjustment) expense totaled $(69,000) for the quarter ended September 24, 2005 and $(637,000) for the quarter ended September 25, 2004. The 2005 adjustment consisted of $(69,000) of severance benefit adjustments. The 2004 expense consisted of severance benefit adjustments of $(604,000) and $(33,000) of retention benefits resulting from the Dreyer’s Nestlé Transaction.
     The Income tax benefit increased by $3,924,000 to $10,623,000 for the quarter ended September 24, 2005 from $6,699,000 for the quarter ended September 25, 2004. The effective tax rate was 108.8 percent for the quarter ended September 24, 2005 and 39 percent for the quarter ended September 25, 2004. The increase was primarily due to a revision of the annual effective tax rate during the quarter ended September 24, 2005 to 37 percent from the annual effective tax rate of 28 percent during the quarters ended June 25, 2005 and March 26, 2005. The change in the effective tax rate primarily resulted from a change in the Company’s estimated annual taxable loss for 2005.
     Accretion of Class A callable puttable common stock totaled $75,792,000 for the quarter ended September 24, 2005 and $66,345,000 for the quarter ended September 25, 2004. The Class A callable puttable common stock is being accreted to the put value of $83 at December 1, 2005 (Initial Put Date), calculated using the effective interest rate method. The $9,447,000 increase was primarily due to the increase in the fair value of Class A shares from the Merger Closing Date to the Initial Put Date.
Three Quarters ended September 24, 2005 Compared with the Three Quarters ended September 25, 2004
     Total net revenues increased $91,671,000, or seven percent, to $1,333,072,000 for the three quarters ended September 24, 2005 from $1,241,401,000 for the three quarters ended September 25, 2004.

     Net sales of Company Brands increased $160,762,000, or 16 percent, to $1,179,999,000 for the three quarters ended September 24, 2005 from $1,019,237,000 for the three quarters ended September 25, 2004. The increase in net sales of Company Brands was primarily driven by a $82,557,000 increase in net sales of the Company’s premium and superpremium products due to the continued success of the Slow Churned Light Ice Cream brand launched in the second quarter of 2004, the continued strong growth of the Dreyer’s and Edy’s Grand Ice Cream brands and the introduction of the Häagen-Dazs Light brand. The increase was further driven by a $78,205,000 increase in net sales of the Company’s frozen snacks primarily due to new product launches, including Dibs™ and Nestlé Kids, the classification of The Skinny Cow products as Company Brands and the ongoing growth of existing Nestlé frozen snack brands.
     Company Brands represented 89 percent of Total net revenues in the three quarters ended September 24, 2005 compared with 82 percent in the three quarters ended September 25, 2004. The average price of Company Brands, net of the effect of trade promotion expenses, increased by less than one percent. Gallon sales of Company Brands, including frozen snacks, increased approximately 18,300,000 gallons, or 16 percent, to approximately 135,000,000 gallons.
     Net sales of Partner Brands decreased $55,279,000, or 29 percent, to $134,294,000 for the three quarters ended September 24, 2005 from $189,573,000 for the three quarters ended September 25, 2004. The decrease in net sales of Partner Brands was primarily attributable to a $51,413,000 decrease in net sales of The Skinny Cow products due primarily to the classification of these products as Company Brands, a $30,920,000 decrease in net sales due to competition and changes in consumer preference and a $8,960,000 decrease due to the termination of certain distribution agreements. The decrease was offset by a $36,315,000 increase in the sale of Divested Brands following the Company’s commencement of purchasing and selling Divested Brands from Integrated Brands, Inc. (Integrated Brands), a subsidiary of CoolBrands International, Inc. (CoolBrands), on September 7, 2004.
     Net sales of Partner Brands represented 10 percent of Total net revenues in the three quarters ended September 24, 2005 compared with 15 percent in the three quarters ended September 25, 2004. Average wholesale prices for Partner Brands decreased approximately eight percent primarily as a result of the volume and mix change largely due to the classification of The Skinny Cow products as Company Brands after the Company’s acquisition of Silhouette on July 26, 2004. Gallon sales of Partner Brands decreased approximately 3,300,000 gallons, or 23 percent, to approximately 11,100,000 gallons.
     Other revenues decreased $13,812,000 or 42 percent, to $18,779,000 for the three quarters ended September 24, 2005 from $32,591,000 for the three quarters ended September 25, 2004. The decrease in Other revenues was primarily attributable to a $13,834,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The cost of providing these services was included in Cost of goods sold. Other revenues represented one percent of Total net revenues in the three quarters ended September 24, 2005 compared with three percent in the three quarters ended September 25, 2004.
     Cost of goods sold increased $83,479,000, or seven percent, to $1,198,986,000 for the three quarters ended September 24, 2005 from $1,115,507,000 for the three quarters ended September 25, 2004. The increase in Cost of goods sold was driven by an increase in sales and the related increase in distribution expenses, offset by a decrease in drayage expense of $12,835,000 paid to CoolBrands for the delivery of certain products and a decrease of approximately $12,800,000 in the cost of cream.
     The Company’s gross profit, which is defined as Total net revenues less Cost of goods sold, increased by $8,192,000, or seven percent, to $134,086,000 for the three quarters ended September 24, 2005 from $125,894,000 for the three quarters ended September 25, 2004. The Company’s gross margin was 10.1 percent in both the three quarters ended September 24, 2005 and September 25, 2004. The increase in gross profit was primarily attributable to an incremental increase in sales, a decrease in drayage expense of $12,835,000 paid to CoolBrands for the delivery of certain products, a decrease of approximately $12,800,000 in the cost of cream and a product mix shift from lower margin Partner Brands towards higher margin Company Brands. These factors were partially offset by an increase of $70,156,000 in trade promotion expenses, primarily related to new product launches in 2005, which are recorded as reductions in sales, and a $13,834,000 decrease in revenues received from Integrated Brands for manufacturing and distribution of the Divested Brands. The Company cannot predict the future cost of raw materials

(including cream and vanilla), and increases in the cost of raw materials could negatively affect Cost of goods sold, gross profit and gross margin in future periods.
     Selling, general and administrative expense decreased $3,250,000, or two percent, to $180,632,000 for the three quarters ended September 24, 2005 from $183,882,000 for the three quarters ended September 25, 2004. Selling, general and administrative expenses were 13.6 percent and 14.8 percent of Total net revenues in the three quarters ended September 24, 2005 and September 25, 2004, respectively. The decrease was primarily attributable to a $5,860,000 decrease in depreciation expense due to a change in the estimated useful lives of NICC’s financial and distribution data processing systems and the retirement of those systems in 2004, offset by a $3,623,000 increase in marketing expenses.
     Interest expense increased $5,722,000, or 106 percent, to $11,129,000 for the three quarters ended September 24, 2005 from $5,407,000 for the three quarters ended September 25, 2004, primarily due to higher average borrowings as well as higher average interest rates.
     Royalty expense to affiliates increased $4,883,000, or 23 percent, to $26,512,000 for the three quarters ended September 24, 2005 from $21,629,000 for the three quarters ended September 25, 2004, due to higher sales of Company Brand products which are licensed to the Company. Royalty expense was comprised of royalties paid to affiliates of Nestlé S.A. for the use of trademarks or technology owned or licensed by them and licensed or sublicensed to the Company for use in the manufacture and sale of ice cream and frozen snacks.
     Other expense, net for the three quarters ended September 24, 2005 was $3,758,000 and primarily included losses from butter trading activities of $3,610,000 and accretion of vested stock options of $2,338,000 offset by earnings from joint ventures and equity affiliates of $(1,388,000). Other expense, net for the three quarters ended September 25, 2004 was $224,000 and primarily included losses from butter trading activities of $1,429,000 and accretion of vested stock options of $1,477,000 offset by earnings from joint ventures and equity affiliates of $(1,923,000).
     Severance and retention (adjustment) expense totaled $(293,000) for the three quarters ended September 24, 2005 and $2,593,000 for the three quarters ended September 25, 2004. The 2005 adjustment consisted of $(293,000) of severance benefit adjustments. The 2004 expense consisted of $1,042,000 of severance benefits and $1,551,000 of retention benefits resulting from the Dreyer’s Nestlé Transaction.
     The Income tax benefit decreased by $2,830,000 to $31,428,000 for the three quarters ended September 24, 2005 from $34,258,000 for the three quarters ended September 25, 2004. The decrease was primarily due to a decrease in the effective tax rate to 37 percent for the three quarters ended September 24, 2005 from 39 percent for the three quarters ended September 25, 2004. The decrease in the effective tax rate primarily resulted from the impact of permanent differences on a smaller projected pretax loss for 2005 from 2004.
     Accretion of Class A callable puttable common stock totaled $219,948,000 for the three quarters ended September 24, 2005 and $191,967,000 for the three quarters ended September 25, 2004. The Class A callable puttable common stock is being accreted to the put value of $83 at December 1, 2005 (Initial Put Date), calculated using the effective interest rate method. The $27,981,000 increase was primarily due to the increase in the fair value of Class A shares from the Merger Closing Date to the Initial Put Date.
Financial Condition
Liquidity and Capital Resources
     The Company’s primary cash needs are to fund working capital requirements, fund capital expenditures and distribute dividends to stockholders. Working capital increased by $57,656,000 in the three quarters ended September 24, 2005. At September 24, 2005, Trade accounts receivable and Other accounts receivable, as well as Inventories, increased over the fiscal 2004 year-end primarily due to a seasonal increase in sales and inventory build. Prepaid expenses and other assets decreased over the fiscal 2004 year-end primarily due to amortization of unearned compensation and timing of insurance premiums. In

2005, the Company received $7,997,000 due to the receipt of federal and state income tax refunds related to previous years.
     The Company paid $183,453,000 and $91,039,000 for capital expenditures in the three quarters ended September 24, 2005 and September 25, 2004, respectively. In addition, as of September 24, 2005, the Company accrued $13,329,000 for capital expenditures. The Company plans to pay approximately $110,000,000 for capital expenditures during the remainder of 2005 and the first quarter of 2006. In 2004, the Company completed the closure of its Union City, California manufacturing plant and began the process of relocating the production capacity to its larger Bakersfield site which is undergoing an expansion which will increase the facility’s size and capacity. In addition, the Company is significantly expanding its East Coast production facility to enable manufacturing to be close to the Company’s large East Coast markets. Significant future capital expenditures may be required as a part of the Company’s integration and other restructuring activities.
     During the three quarters ended September 24, 2005 and September 25, 2004, the Company paid $1,770,000 and $12,935,000, respectively, in severance and retention benefits. The Company accrued severance and retention expenses of $410,000 at September 24, 2005. The majority of this amount is expected to be paid during the remainder of 2005.
     During the three quarters ended September 24, 2005 and September 25, 2004, cash dividends paid totaled $17,157,000 and $16,979,000, respectively, resulting from a dividend rate of $.06 per share of stock that was declared to holders of Class A callable puttable common stock and Class B common stock. At September 24, 2005, the Company had 95,785,987 shares of common stock outstanding (consisting of 31,221,672 shares of Class A callable puttable common stock and 64,564,315 shares of Class B common stock) and options to purchase 528,825 shares of Class A callable puttable common stock. In the event that all options outstanding at September 24, 2005 were to be exercised, funds required to pay dividends at a $.06 per share quarterly rate would total approximately $23,116,000 per year.
     Cash proceeds from stock option exercises totaled $17,304,000 and $17,118,000 in the three quarters ended September 24, 2005 and September 25, 2004, respectively. During the three quarters ended September 24, 2005, a total of 735,529 shares were exercised (net of shares surrendered), with a weighted-average exercise price per share of $23.78. At September 24, 2005, 216,870 vested options and 311,955 unvested options were outstanding. The unvested stock options outstanding will vest during 2006.
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
     On June 15, 2005, the Company and Nestlé S.A. amended the maximum amount available under this facility for a new available maximum of $700,000,000 and extended the term to be twelve months from the effective date of the amendment with an option for the Company to extend the term again to a date not later than December 30, 2006. The agreement also amended the margin determination ratios at each half-yearly and yearly reporting date to be based on the Company’s adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Royalties (EBITDAR) performance. Finally, the agreement amended the events of default of this facility to require certain EBITDAR performance ratio tests to be performed at the full year reporting period.

     Under the terms of the agreement, drawdowns under this facility bear interest at the three-month USD London Interbank Offer Rate (LIBOR) on the initial drawdown date, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At September 24, 2005 and December 25, 2004, the Company had $620,000,000 and $350,000,000 outstanding on this bridge loan facility bearing interest at 4.42 and 3.01 percent, respectively.
     For the quarters ended September 24, 2005 and September 25, 2004, interest expense for borrowings from Nestlé S.A. totaled $5,965,000 and $1,374,000, respectively. For the three quarters ended September 24, 2005 and September 25, 2004, interest expense for borrowings from Nestlé S.A. totaled $13,907,000 and $3,138,000, respectively.
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
     Under the terms of the agreement, drawdowns under this facility bear interest at the average daily three-month USD LIBOR for all overnight drawdowns taken during any given month, increased by a margin determined by certain financial ratios at the Company’s year-end and half-year reporting. At September 24, 2005, the Company had no borrowings on this sub-facility bearing interest at 4.47 percent. At December 25, 2004, the Company had $4,600,000 outstanding on this sub-facility bearing interest at 2.99 percent.
     For the quarter and three quarters ended September 24, 2005, interest expense for drawdowns from Nestlé Capital Corporation totaled $90,000 and $416,000, respectively. For the quarter and three quarters ended September 25, 2004, there was no interest expense since the Company had no borrowings from Nestlé Capital Corporation.
     At September 24, 2005 and December 25, 2004, the combined outstanding borrowings on the Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $620,000,000 and $354,600,000, respectively. At September 24, 2005 and December 25, 2004, the unused amount of the total available Nestlé S.A. credit facility, which includes the Nestlé Capital Corporation sub-facility, was $80,000,000 and $295,400,000, respectively.
Standby Letters of Credit
     At September 24, 2005 and December 25, 2004, the Company was the obligor under irrevocable standby letters of credit issued by Citibank, N.A. with a total face value of $22,907,000 and $22,425,000, respectively. Of these amounts, $22,857,000 and $22,375,000, respectively, served as a guarantee by the issuer bank to cover workers compensation, general liability and vehicle claims. The Company pays fees on the standby letters of credit. Drawings under the letters of credit are subject to interest at various rates.
Dividends
     The Company declared a dividend for the first, second and third quarters of 2005 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on March 25, 2005, June 24, 2005 and September 23, 2005, respectively.
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
     If a put right is exercised by a Class A callable puttable common stockholder, the Company’s obligation to redeem the Class A callable puttable common stock and pay the put price of $83 per share could be conditioned upon the Company’s receipt of funds from Nestlé or Nestlé S.A. The Company estimates that the aggregate put price will approximate $2,635,000,000, based on 31,221,672 shares of Class A callable puttable common stock outstanding and outstanding options to purchase 528,825 shares of Class A callable puttable common stock. Pursuant to the terms of the Governance Agreement, upon the exercise of a put right or the call right, Nestlé or Nestlé S.A. is required to contribute the aggregate funds under a put right or the call right. The Governance Agreement provides that rather than funding the aggregate amounts under a put right or the call right, Nestlé or Nestlé S.A. may elect, in these circumstances, to offer to purchase shares of Class A callable puttable common stock directly from the Company’s stockholders.
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
Nestlé S.A. Credit Facility
     The Company has debt with variable interest rates. As a result, the Company is exposed to market risk caused by fluctuations in interest rates. The following summarizes interest rates on the Company’s long-term debt at September 24, 2005:

	Debt	Interest Rates
	(In thousands)
Variable interest rates:
Nestlé S.A. credit facility	$620,000	4.42%
Nestlé Capital Corporation sub-facility	—	4.47%

	$620,000

     If variable interest rates were to increase 10 percent, the Company’s annual interest expense would increase approximately $2,740,000.
Investments
     The Company does not have short-term or long-term monetary investments.
Commodity Costs
     The largest components of the Company’s cost of production, which are primary factors causing volatility, are the costs of dairy raw materials and other commodities. Under current federal and state regulations and industry practice, the price of cream is linked to the price of butter. The average price per pound of AA butter in the United States from 1993 to 2004 was $1.29. However, the market is inherently volatile and can experience large seasonal fluctuations. The monthly average price per pound of AA butter decreased to $1.67 for the quarter ended September 24, 2005 compared to $1.68 for the quarter ended September 25, 2004. The monthly average price per pound of AA butter decreased to $1.58 for the three quarters ended September 24, 2005 compared to $1.84 for the three quarters ended September 25, 2004. The Chicago Mercantile Exchange butter market is characterized by very low trading volumes and a limited number of participants. The available futures market for butter is still in the early stages of development and does not have sufficient liquidity to enable the Company to fully reduce its exposure to the volatility of the market. The Company has proactively addressed this price volatility by purchasing either butter or butter futures contracts with the intent of reselling or settling its positions at the Chicago Mercantile Exchange. In spite of these efforts to mitigate this risk, commodity price volatility still has the potential to materially affect the Company’s performance, including, but not limited to, its profitability and cash flow.
     Since the Company’s investment in butter does not qualify as a hedge for accounting purposes, the Company “marks to market” its investment at the end of each quarter and records any resulting gain or loss in Other expense, net. During the quarters ended September 24, 2005 and September 25, 2004, losses from butter investments, included as a component of Other expense, net, totaled $559,000 and $2,403,000, respectively. During the three quarters ended September 24, 2005 and September 25, 2004, losses from butter investments, included as a component of Other expense, net, totaled $3,610,000 and $1,429,000, respectively.
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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

The Company’s management has carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 and concluded that the Company’s disclosure controls and procedures were not effective as of September 24, 2005 because of the material weakness in internal control over financial reporting described below. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

(b)	Changes in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 24, 2005, the Company did not maintain effective controls over the valuation and determination of its deferred income tax assets and income tax provision. Specifically, the Company did not maintain effective controls to ensure that the valuation of deferred tax assets, including any associated valuation allowance, was determined based upon appropriate supporting documentation. This control deficiency resulted in an adjustment identified by the Company’s Independent Registered Public Accounting Firm to the Company’s interim consolidated financial statements for the quarter ended September 24, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness described above. These improvements include implementation of a new internal control regarding the valuation of certain assets to support the Company’s valuation and determination of its deferred tax assets and income tax provision.

Other than the foregoing, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 24, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The Company declared a dividend for the third quarter of 2005 of $.06 per share of Class A callable puttable and Class B common stock payable to stockholders of record on September 23, 2005.
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

DREYER’S GRAND ICE CREAM HOLDINGS, INC.

Dated: November 7, 2005	By:	/s/ Douglas M. Holdt

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